Form 10KSB
period 1994-10-31
PINE VIEW TECHNOLOGIES CORP
filed 1996-09-30
CIK 786771

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       October 31, 1994
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          33-2310-D
                                            ----------
               PINE VIEW TECHNOLOGIES CORPORATION
               -----------------------------------
       (Exact name of registrant as specified in charter)

        Nevada                                          87-0429154
- ------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

1242 Roosevelt Avenue, Salt Lake City, Utah                84105
- -------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (801)  485-1645
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
- ------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                                   None
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [ ] No [X]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $2,150
                                                            ------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at September 20, 1996, of $0.02 per share, the market value of shares held by nonaffiliates would be $187,970.

  As of September 20, 1996, the Registrant had 10,501,000 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933:  NONE

PART I

                       ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

     Pine View Technologies Corporation, a Nevada corporation (the "Company") was incorporated under the laws of the State of Nevada on November 5, 1985. The Company was organized to engage in the acquisition of assets, properties or a business without regard to any specific industry or type of business.

     In connection with the Company's organization, it issued 4,000,000 shares of its common stock, par value $0.001 per share (the "Common Stock"), to the Company's original founders, officers and directors. Additionally, the Company engaged in a public offering of its securities at an offering price of $0.02 per share of Common Stock. The offering was pursuant to a registration statement filed with the Securities and Exchange Commission with the registration statement declared effective on March 16, 1987. Pursuant to the registration statement, the Company sold 6,501,000 shares of Common Stock raising gross proceeds of $130,020. Since the completion of the offering, the Company has not engaged in any significant operations other than investigate potential business opportunities, none of which has come to fruition.

     The Company is currently seeking potential business acquisition or opportunities to enter in an effort to commence
business operations.   The Company does not propose to restrict its
search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

                ITEM 2. DESCRIPTION OF PROPERTIES


     The Company's administrative offices are located at 1242
Roosevelt Avenue, Salt lake City, Utah, which are the offices of Stephen B. Cluff, the president of the Company. Mr. Cluff has allowed the Company to use this office without charge.

                   ITEM 3. LEGAL PROCEEDINGS

None.


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended October 31, 1994.

                             PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "PUTC." Set forth below are the high and low bid prices for the Company's Common Stock for the last three quarters. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

Quarter Ended             High Bid        Low Bid
- -------------             --------        -------
January 1994                 $0.02          $0.02
April 1994                   $0.02          $0.02
July 1994                    $0.02          $0.02
October 1994                 $0.02          $0.02

January 1995                 $0.02          $0.02
April 1995                   $0.02          $0.02
July 1995                    $0.02          $0.02
October 1995                 $0.02          $0.02

January 1996                 $0.02          $0.02
April 1996                   $0.02          $0.02
July 1996                    $0.02          $0.02

     At September 25, 1996, the bid and asked price for the Company's Common Stock was $0.02 and $0.10 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At September 20, 1995, the Company had approximately 330 shareholders.

             ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                              PLAN OF OPERATION

OVERVIEW

     Since its organization, other than completing a public offering, the Company has had no operations. The Company was organized to engage in the acquisition of assets, properties or a business without regard to any specific industry or type of business. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reach for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable.

     If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the issuance of stock to acquire such an opportunity.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1994, the Company had $79,298 in assets and liabilities of $176. Working Capital at October 31, 1994, was
$79,122. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status.

     For the twelve months ended October 31, 1994, the Company's principal expenses were an unrealized loss on marketable securities of $21,015 and bad debt expenses of $12,823.

     Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

     The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company is not paying salaries or other form of compensation to any officers or directors of the Company for their time and effort. The Company does intend to reimburse its officers and directors for out of pocket cost.

RESULTS OF OPERATIONS

     The Company has not had any operations during the fiscal year ended October 31, 1996, and has not had any operations since its incorporation. The Company's only operations to date have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.


                        ITEM 7.  FINANCIAL STATEMENTS


     The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE


     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                             PART III


    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of September 20, 1996, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Stephen B. Cluff   52      President and           1989
                           Director

     Set forth below is certain biographical information regarding the Company's executive officer and director.

     Stephen B. Cluff for the past 21 years has been employed by the University of Utah in its administrative data processing department. Mr. Cluff has been responsible for the management, development and support of administrative software including accounts receivable, accounts payable, budget, student records and student registration. Mr. Cluff received his Bachelor of Science Degree in business Management from the University of Utah in 1967.

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

      (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

      (2)was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

      (3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

      (i)acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

      (ii)engaging in any type of business practice; or

      (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

      (4)was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

      (5)was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

      (6)was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company is not subject to the requirements of Section
16(a) of the Exchange Act.

                     ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 1994, the end of the Company's last completed fiscal year):

SUMMARY COMPENSATION TABLE

                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
- ------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Stephen B. Cluff    1994   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
President and CEO   1993    -0-     -0-       -0-         -0-      -0-     -0-       -0-
                    1992    -0-     -0-       -0-         -0-      -0-     -0-       -0-

     Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended
October 31, 1994, 1993, and 1992.

     Bonuses and Deferred Compensation

     None.

     Compensation Pursuant to Plans.

     None.

     Pension Table

     None.

     Other Compensation

     None

     Compensation of Directors.

     None.

     Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 20, 1996, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 10,501,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
- -----    ----------------       --------------------     ----------
Common   Alpine Securities           1,350,000 (I)         12.86
         Corporation (2)
         440 East 400 South, #200
         Salt Lake City,  UT 84111

Common   The Depository              1,240,000 (I)         11.81
         Trust Company
         P.O. Box 222
         New York, NY 10274

Common   Stephen B. Cluff (3)        1,102,500 (D)          9.52
         1242 Roosevelt Avenue
         Salt Lake City, UT 84105

Common   Nolan H. Schneider            950,000 (D)          9.05
         Family Living Trust
         4 Harvard Ct.
         Rancho Mirage, CA 92270

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT - (continued)

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
- -----    ----------------       --------------------     ----------
Common   Tracey L. Smith              750,000  (D)          7.14

OFFICERS, DIRECTORS AND NOMINEES:
Common   Stephen B. Cluff         ----------See Above----------

         All Officers                1,102,500               9.52
         and Directors
         as a Group (1 person)


[FN]
(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.
(2) Alpine Securities Corporation specifically denies ownership, beneficial or otherwise, of these shares and states that they are shares held for the account of their customers.
(3) Mr. Cluff purchased 1,000,000 of his shares from C. Jack Searle, a former officer and director of the Company. Mr. Cluff has never had these shares transferred into his name and the stock transfer records of the Company still reflect Mr. Searle as the shareholder of record.
[/FN]
             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended October 31, 1994, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended October 31, 1994, there were no material transactions between the Company and its management of principal shareholders.

     INDEBTEDNESS OF MANAGEMENT

     There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the

Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     TRANSACTIONS WITH PROMOTERS

     The Company was organized more than five years ago; hence transactions between the Company and its promoters or founders are not deemed to be material.

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
- -----------------                                              ----
Report of David T. Thomson, Certified Public Accountants        13

Balance Sheets as of October 31, 1994, and 1993                 14

Statements of Operations for the fiscal years ended October
31, 1994, and 1993                                              16

Statements of Stockholders' Equity for the years ended
October 31, 1994, and 1993, and  from inception                 17

Statements of Cash Flows for the fiscal years ended
October 31, 1994, and 1993                                      18

Notes to Financial Statements                                   19

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS. The following exhibits are included as part of this report:

              SEC
Exhibit     Reference
Number       Number     Title of Document           Location
- -------     ---------   -----------------           -------------
Item 3      Articles of Incorporation and Bylaws

 3.01           3       Articles of Amendment to
                        the Articles of Incorporated  Incorporation
                                                      by reference*

 3.02           3       Articles of Incorporation     Incorporated
                                                      by reference*

 3.03           3       Bylaws                        Incorporated
                                                      by reference*

Item 4      Instruments Defining the Rights of Security Holders
- -------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate    Incorporated
                                                      by reference*

* Incorporated by reference from the Company's registration statement on form S-18 filed with the Commission, SEC file no. 33-2310-D.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                Pine View Technologies Corporation


Date:September 27, 1996         By /S/Stephen B. Cluff, President and Director
                                   (Principal Executive Officer)

DAVID T. THOMSON P.C.
CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT
- ----------------------------


Board of Directors and Stockholders
PINE VIEW TECHNOLOGIES CORPORATION
Salt Lake City, Utah

I have audited the accompanying balance sheets of Pine View Technologies Corporation (a development stage company) as of October 31, 1994 and 1993, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from November 5, 1985 (inception)
to October 31, 1994.   These financial statements are the
responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine View Technologies Corporation as of October 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended and from November 5, 1985 (inception) to October 31, 1994 in conformity with generally accepted accounting principles.


/S/ DAVID T. THOMPSON P.C.
Salt Lake City, Utah
February 13, 1995

180 South 300 West, Suite 329
Salt Lake City, Utah 84101
(801) 328-3900

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                          BALANCE SHEETS
                    OCTOBER 31, 1994 AND 1993
                              ASSETS
                                             1994        1993
                                        ---------    ---------
CURRENT ASSETS:
 Cash in bank                           $  68,736    $  69,269
 Marketable securities, net of
  allowance for unrealized loss
  of $40,515 and $19,500, respectively      4,485       25,500
 Accrued interest receivable, less
  allowance of $12,823 and $-0-               -0-       12,823
                                        ---------    ---------
 Total Current Assets                      73,221      107,592
                                        ---------    ---------
OTHER ASSETS:
 Organization costs, net of amortization
  of $110 and $110 respectively               -0-          -0-
 Deferred tax asset                         6,077        2,925
                                        ---------    ---------
     Total Other Assets                     6,077        2,925
                                        ---------    ---------
TOTAL ASSETS                            $  79,298    $ 110,517
                                        =========    =========


                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                    BALANCE SHEETS (CONTINUED)
                    OCTOBER 31, 1995 AND 1994

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                       $     -0-    $     -0-
 Income taxes payable                         176         1,695
                                        ---------    ----------
     Total Current Liabilities                176         1,695
                                        ---------    ----------
STOCKHOLDERS' EQUITY:
 Common stock $.001 par value, 50,000,000
  shares authorized, 10,501,000 shares
  issued and outstanding both periods      10,501        10,501
 Capital in excess of par value            98,150        98,150
 Earnings accumulated during the
  development stage                      ( 29,529)          171
                                        ---------    ----------
     Total Stockholders' Equity            79,122       108,822
                                        ---------    ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $  79,298    $  110,517
                                        =========    ==========


               PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                     STATEMENTS OF OPERATIONS

                                                                                  From Inception on
                                                         For the       For The     November 5, 1985
                                                       Year Ended     Year Ended        Through
                                                       October 31,    October 31,     October 31,
                                                          1994           1993            1994
                                                      ------------   ------------    ------------
INTEREST INCOME                                       $      2,150   $     12,286    $     38,876
                                                      ------------   ------------    ------------
EXPENSES:
 Office and general                                            238            382           7,728
 Amortization                                                  -0-            -0-             110
 Professional fees                                             750            750           6,175
 Unrealized loss on marketable
  securities                                                21,015         19,500          40,515
 Bad debt expense                                           12,823            -0-          12,823
 Loss from operations of
  discontinued subsidiary                                      -0-            -0-           3,357
                                          ------------   ------------    ------------
    Total Expenses                                          34,826         20,632          70,708
                                                      ------------   ------------    ------------
INCOME (LOSS) BEFORE TAX
 PROVISION OR BENEFIT                                      (32,676)       ( 8,346)        (31,832)

BENEFIT OF INCOME TAXES                                      2,976          1,230           2,303
                                                      ------------   ------------    ------------
NET INCOME (LOSS)                                     $    (29,700)    $  ( 7,116)   $    (29,529)
                                                      ============   ============    ============
EARNINGS (LOSS) SHARE                                 $    (   .00)    $  (   .00)   $    (   .00)
                                                      ============     ==========    ============

                STATEMENT OF STOCKHOLDERS' EQUITY
          FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1985
                     THROUGH OCTOBER 31, 1994

                                                                                         Earnings
                                                                                        Accumulated
                                                                        Capital in      During The
                                                   Common Stock          Excess of      Development
                                               Shares        Amount      Par Value        Stage
                                             ----------    ----------    ----------    ----------
BALANCE, November 5, 1985                           -0-    $      -0-    $      -0-    $      -0-
                                             ----------    ----------    ----------    ----------
Shares issued to initial stockholders for
 cash, November, 1985 at $.00125 per share    4,000,000         4,000         1,000           -0-
Net loss for the period ended
 October 31, 1986                                   -0-           -0-           -0-       (   141)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1986                     4,000,000         4,000         1,000       (   141)

Shares issued to the public for cash,
 July, 1987 at $.02 per share - net
 of offering costs of $26,369                 6,501,000         6,501        97,150           -0-

Net loss for year ended October 31, 1987            -0-           -0-           -0-       ( 1,115)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1987                    10,501,000        10,501        98,150       ( 1,256)

Net income for year ended October 31, 1988          -0-           -0-           -0-         3,097
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1988                    10,501,000        10,501        98,150         1,841

Net loss for year ended October 31, 1989            -0-           -0-           -0-       ( 4,493)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1989                    10,501,000        10,501        98,150       ( 2,652)

Net income for year ended October 31, 1990          -0-           -0-           -0-         2,848
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1990                    10,501,000        10,501        98,150           196

Net income for year ended October 31, 1991          -0-           -0-           -0-         3,856
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1991                    10,501,000        10,501        98,150         4,052

Net income for year ended October 31, 1992          -0-           -0-           -0-         3,235
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1992                    10,501,000        10,501        98,150         7,287
Net loss for year ended October 31, 1993            -0-           -0-           -0-       ( 7,116)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1993                    10,501,000        10,501        98,150           171

Net loss for year ended October 31, 1994            -0-           -0-           -0-       (29,700)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1994                    10,501,000    $   10,501    $   98,150    $  (29,529)
                                             ==========    ==========    ==========    ==========


                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS

                                                                                  From Inception on
                                                         For the       For The     November 5, 1985
                                                       Year Ended     Year Ended        Through
                                                       October 31,    October 31,     October 31,
                                                          1994           1993            1994
                                                      ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (Loss)                                    $   ( 29,700)  $   (  7,116)   $   ( 29,529)
                                                      ------------   ------------    ------------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization expense                                       -0-            -0-             330
    Unrealized loss on marketable securities                21,015         19,500          40,515
    Changes in assets and liabilities:
     Accrued interest receivable                            12,823       ( 11,304)            -0-
     Deferred tax asset                                   (  3,152)      (  2,925)       (  6,077)
     Accounts payable                                          -0-       (    500)            -0-
     Income tax payable                                   (  1,519)         1,104             176
                                                      ------------   ------------    ------------
                                                            29,167          5,875          34,944
                                                      ------------   ------------    ------------
     Net Cash Flows provided (used)
      from Operating Activities                           (    533)      (  1,241)          5,415
                                                      ------------   ------------    ------------
CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
 Organization costs                                            -0-            -0-        (    330)
 Loan receivable                                               -0-         50,309             -0-
 Purchase marketable securities                                -0-       ( 45,000)       ( 45,000)
                                                      ------------   ------------    ------------
      Net Cash Flows Provided (used)
      From Investing Activities                                -0-          5,309        ( 45,330)
                                                      ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance                       -0-            -0-         135,020
     Cost of stock issuance                                    -0-            -0-        ( 26,369)
                                                      ------------   ------------    ------------
      Net Cash Flows from Financing Activities                 -0-            -0-         108,651
                                                      ------------   ------------    ------------

NET INCREASE (DECREASE) IN CASH                           (    533)         4,068          68,736

CASH AT BEGINNING OF PERIOD                                 69,269         65,201             -0-
                                                      ------------     ----------    ------------
CASH AT END OF PERIOD                                 $     68,736     $   69,269    $     68,736
                                                      ============     ==========    ============
SUPPLEMENTAL INFORMATION
     Taxes paid                                       $      1,695     $      591    $      3,598
                                                      ============     ==========    ============

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Pine View Technologies Corporation (PVT) was organized under the laws of the State of Nevada on November 5, 1985 and has adopted October 31 as its fiscal year end. PVT has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. PVT proposes to seek potential business ventures which will allow for its long term growth. PVT has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of PVT and other relevant factors.

Organization Costs - PVT amortized its organization costs, which reflected amounts expended to organize PVT over sixty months using the straight-line method. These costs became fully amortized in 1991.

Earnings Per Share - The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period.

Income Taxes - Income taxes have been provided on financial statement income. Unrealized losses from marketable securities held for investment and the allowance for bad debt on accrued interest have been recognized for financial statement purposes but are not recognized for income tax purposes until actually realized when sold or written off. Deferred income taxes arise from timing difference of $40,515 for 1994 and $19,500 for 1993 was calculated to be $6,077 for 1994 and $2,925 for 1993 which shows as a deferred tax asset in the financial statements.

Marketable Securities - At October 31, 1994 and 1993, current marketable equity securities are stated at their lower aggregate cost or market.

Statement of Cash Flows - For purposes of the statement of cash flows, PVT considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. PVT did not have noncash investing and financing activities during the periods presented.

Supplemental disclosures of cash flow information:

Cash paid during the period ended;
                                                From Inception on
                  For The       For The         November 5, 1985
                  Year Ended    Year Ended            Through
                  October 31,   October 31,         October 31,
                     1994          1993                1994
                  ----------     ----------        -----------
  Interest        $        4     $       22        $        67
                  ==========     ==========        ===========
  Income taxes    $    1,695     $      591        $     3,598
                  ==========     ==========        ===========

NOTE 2 - PUBLIC OFFERING OF COMMON STOCK

PVT completed a public offering of 6,501,000 shares of its previously authorized, but unissued, common stock. This offering was registered with the Securities and Exchange Commission on Form S-18 in accordance with the Securities Act of 1933. An offering price $.02 per share was arbitrarily determined by the Company. Total proceeds of the offering amounted to $130,020 and stock offering costs of $26,369 were offset against capital in excess of par value.

NOTE 3 - RELATED PARTY TRANSACTION

Office Rental - PVT has used the offices and clerical staff of an officer on a rent free basis.

Management Compensation - PVT has not compensated officers or directors for time or services rendered to PVT from the proceeds of the public stock offering.

NOTE 4 - INCOME TAXES

Income tax expense includes federal taxes currently payable less deferred taxes arising from timing differences between financial statement and tax basis income. The income tax expense which is currently payable amounts to $176 at October 31, 1994 and $1,695 at October 31, 1993 less deferred tax benefits of $3,152 for 1994 and $2,925 for 1993.

NOTE 5 - PROPOSED COMMON STOCK DISTRIBUTION

PVT formed a wholly-owned subsidiary, Camino Capital Corp., which it intended to "spin-off" to its shareholders. PVT owned all 5,250,500 shares of subsidiary stock for which it paid $50,000.

PVT planned to distribute the 5,250,500 shares to its shareholders on a basis of one share of Subsidiary stock for each two shares of PVT stock owned. The spin-off was abandoned and the subsidiary was dissolved. (See note 6)

NOTE 6 - DISSOLUTION OF SUBSIDIARY

For purposes of reporting for these financial statements the subsidiary is being treated as dissolved effective October 31, 1991. The cumulative losses of the subsidiary during the period it was owned by PVT are shown in the development stage cumulative column in the Statement of Operations. The 5,250,500 shares owned were returned to the subsidiary for the net assets of the subsidiary valued at a historical cost of $46,642.94. Those shares returned to the subsidiary were canceled and in effect the subsidiary ceased to exist at October 31, 1991. Any financial activity subsequent to October 31, 1991 by the subsidiary was immaterial and was shown as activity of the parent.

NOTE 7 - LOAN RECEIVABLE

At October 31, 1992 PVT had loaned $50,309 to F.D.G., Inc., which is located in Utah. The loans were secured and had interest paying at a rate of four percent (4%) per month. The amounts to be loaned and repaid were done per specific provisions of a loan and security agreement between PVT and F.D.G., Inc.

At October 31, 1992 all the principal amount loaned to F.D.G. had been repaid. At October 31, 1994 and 1993 $12,823 of interest due on money loaned to F.D.G., Inc. remains unpaid and in 1994 a valuation allowance was applied against the accrued receivable shown in the Balance Sheet.

NOTE 8 - MARKETABLE EQUITY SECURITIES

At October 31, 1994 and 1993, the aggregate cost of current marketable equity securities exceeded the aggregate market value by $40,515 and $19,500 respectively. An allowance for unrealized losses has been established at October 31, 1994 and 1993 in the amount of $40,515 and $19,500 respectively. Results of operations for 1994 and 1993 include a net unrealized loss of $21,015 and $19,500 respectively. On December 16, 1994 the Company issued a trade to sell all shares which was consummated on December 23, 1994 for a price of $4,485.