Form 10QSB
period 1995-01-31
PINE VIEW TECHNOLOGIES CORP
filed 1996-09-30
CIK 786771

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    January 31, 1995

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

              Commission File Number   33-2310-D

                PINE VIEW TECHNOLOGIES CORPORATION
          (Name of Small Business Issuer in its charter)

          Nevada                                           87-0429154
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

        1242 Roosevelt Avenue, Salt Lake City, Utah  84105
      (Address of principal executive offices and Zip Code)

                          (801) 485-1645
       (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes     No X    (2)  Yes          No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                              10,501,000
- ------------------------------                             -----------
       Title of Class                           Number of Shares Outstanding
                                              as of September 20, 1996

                   PART I FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                PINE VIEW TECHNOLOGIES CORPORATION
                       FINANCIAL STATEMENTS
                           (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                     CONDENSED BALANCE SHEETS
                              ASSETS
                                        January 31,          October 31,
                                            1995               1994
                                        (Unaudited)
                                        -----------         -----------
CURRENT ASSETS:
  Cash in bank                          $    73,801         $    68,736
  Marketable securities -
   net of allowance for
   unrealized loss                                -               4,485
  Accrued interest receivable -
   less allowance of $12,823                      -                   -
                                        -----------         -----------
     Total Current Assets                    73,801              73,221
                                        -----------         -----------
OTHER ASSETS:
  Deferred tax asset                          6,077               6,077
                                        -----------         -----------
     Total Other Assets                       6,077               6,077
                                        -----------         -----------
                                        $    79,878         $    79,298
                                        ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                        January 31,          October 31,
                                            1995               1994
                                        (Unaudited)
                                        -----------         -----------
CURRENT LIABILITIES:
  Accounts payable                      $         -         $         -
  Income taxes payable                          176                 176
                                        -----------         -----------
     Total Current Liabilities                  176                 176
                                        -----------         -----------
STOCKHOLDERS' EQUITY:
  Common stock, Par value $.001;
   50,000,000 shares authorized
   10,501,000 shares issued both
   periods                                   10,501              10,501
  Capital in excess of par value             98,150              98,150
  Deficit accumulated during the
   development stage                        (28,949)            (29,529)
                                        -----------         -----------
      Total Stockholders' Equity             79,702              79,122
                                        -----------         -----------
                                        $    79,878         $    79,298
                                        ===========         ===========

NOTE: The balance sheet at October 31, 1994 has been taken from the audited financial statements at that date and condensed.

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                 From Inception
                         For the Three           on November 5,
                         Months Ended             1985 Through
                         January 31,               January 31,
                       ------------------       ---------------
                       1995          1994            1995
                    ----------    ----------      ----------
REVENUE:
 Interest income     $     805     $     463       $  39,681
                     ---------     ---------       ---------
                           805           463          39,681
                     ---------     ---------       ---------
EXPENSES:
 Office and general        225           226           7,953
 Amortization                -             -             110
 Professional fees           -           750           6,175
 Unrealized loss
  on marketable
  securities                 -             -          45,515
 Bad debt expense            -             -          12,823
 Loss from operation
  of discontinued
  subsidiary                 -             -           3,357
                      --------     ---------       ---------
     Total Expenses        225           976          70,933
                      --------     ---------       ---------
NET INCOME (LOSS)
 BEFORE TAXES              580          (513)        (31,252)
                      --------     ---------       ---------

TAX (EXPENSE) BENEFIT        -             -           2,303
                      --------     ---------       ---------

NET INCOME (LOSS)    $     858     $     480       $ (28,949)
                      --------     ---------       ---------

INCOME (LOSS)
 PER SHARE           $   (0.00)    $   (0.00)      $   (0.00)
                     ---------     ---------       ---------



                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                   From Inception
                            For the Three          on November 5,
                            Months Ended            1985 Through
                              January 31,            January 31,
                          ------------------       --------------
                             1995         1994          1995
                          ----------   ----------    ----------
CASH FLOWS FROM (USED IN)
 OPERATING ACTIVITIES
 Net income (loss)       $      580   $     (513)   $  (28,949)
 Adjustment to reconcile
  net income to net cash
  provided by operating
  activities
   Amortization expense           -            -           330
   Realized loss on
    marketable securities         -            -        40,515
   Changes in assets and
    liabilities
     Deferred tax asset           -            -        (6,077)
     Income tax payable           -       (1,694)          176
                         ----------   ----------    ----------
   Net cash provided
    (used) by operating
    activities                  580       (2,207)        5,995
                         ----------   ----------    ----------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES
 Organization costs               -            -          (330)
 Purchase of marketable
  securities                      -            -       (45,000)
 Sale of marketable
  securities                  4,485            -         4,485
                         ----------   ----------    ----------
     Net cash provided
      (used) by investing
      activities              4,485            -       (40,845)
                         ----------   ----------    ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Proceeds from common
  stock issuance                  -            -       135,020
 Cost of stock issuance           -            -       (26,369)
                         ----------   ----------    ----------
     Net cash provided
      financing activities        -            -       108,651
                         ----------   ----------    ----------
NET CASH PROVIDED (USED)
 DURING PERIOD                5,065       (2,207)       73,801

CASH AND CASH EQUIVALENTS
 BEGINNING                   68,736       69,268             -
                         ----------   ----------    ----------
CASH AND CASH EQUIVALENTS
 ENDING                      73,801       67,061        73,801
                         ----------   ----------    ----------
SUPPLEMENTAL INFORMATION
 Taxes Paid              $        -   $    1,694    $   3,598
                         ----------   ----------    ----------    ----------    ---------


                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENT

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at January 31, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1994 audited statements. The results of operations for the periods ended January 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
General
- -------

     Pine View Technologies Corporation, a Nevada corporation, (the "Company") was incorporated under the laws of the State of Nevada on November 5, 1985. The Company was organized to engage in the acquisition of assets, properties or a business without regard to any specific industry or type of business.

     In connection with the Company's organization, it issued 4,000,000 shares of its common stock, par value $0.001 per share (the "Common Stock"), to the Company's original founders and officers and directors. Additionally, the Company engaged in a public offering of its securities at an offering price of $0.02 per share of its common stock, par value $0.001 per share (the "Common Stock"). The offering was pursuant to a registration statement filed with the Securities and Exchange Commission with the registration statement declared effective on March 16, 1987. Pursuant to the registration statement, the Company sold 6,501,000 shares of Common Stock raising gross proceeds of $130,020. Since the completion of its public offering, the Company has not engaged in any significant operations other than investigating potential business opportunities, none of which has come to fruition.

     The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation, bylaws or by contract, stockholders' approval may not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any participation in or the acquisition of any business prospect, will be profitable.

Liquidity and Capital Resources
- -------------------------------

     As of January 31, 1995, the Company had assets of $79,878 and liabilities of $176. Working Capital at January 31, 1995, was $73,625. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status. These fees were partially offset by interest income of $868. Although the Company has had only limited expenses, it may have to incur substantial legal and accounting cost to bring it current on its financial and corporate reporting obligation.

Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company has the assets to meet these financial requirements. The Company does not, however, have substantial assets to entice potential business opportunities to enter into transactions with the Company.

     Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities with which to acquire or merge. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

     If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

     The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis" and no salaries or other form of compensation are being paid by the Company for the time and effort required by
management to run the Company.   The Company does intend to reimburse its
officers and directors for out of pocket cost.

Results of Operations
- ---------------------

     The Company's has no operations except preliminary investigation of one or more potential business opportunities, none of which have come to fruition.


                   PART II - OTHER INFORMATION

                    ITEM 1.  LEGAL PROCEEDINGS

     None.


                      ITEM 2.  CHANGES IN SECURITIES

     None.


                 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                        ITEM 5.  OTHER INFORMATION

     None.


                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits.
        ---------

  No exhibits are included as they are either not required or not applicable.

(b)     Reports on Form 8-K.
        --------------------

  None


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PINE VIEW TECHNOLOGIES CORPORATION, INC.
                                      [Registrant]

Dated: September 27, 1996             By/S/Stephen B. Cluff, President and
                                      Principal Financial Officer