Form 10QSB
period 1995-04-30
PINE VIEW TECHNOLOGIES CORP
filed 1996-09-30
CIK 786771

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    April 30, 1995

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

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                     CONDENSED BALANCE SHEETS
                              ASSETS
                                          April 30,          October 31,
                                            1995               1994
                                        (Unaudited)
                                        -----------         -----------
CURRENT ASSETS:
  Cash in bank                          $    74,659         $    68,736
  Marketable securities -
   net of allowance for
   unrealized loss                                -               4,485
  Accrued interest receivable -
   less allowance of $12,823                      -                   -
                                        -----------         -----------
     Total Current Assets                    74,659              73,221
                                        -----------         -----------
OTHER ASSETS:
  Deferred tax asset                          6,077               6,077
                                        -----------         -----------
     Total Other Assets                       6,077               6,077
                                        -----------         -----------
                                        $    80,736         $    79,298
                                        ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                          April 30,          October 31,
                                            1995               1994
                                        (Unaudited)
                                        -----------         -----------
CURRENT LIABILITIES:
  Accounts payable                      $         -         $         -
  Income taxes payable                          176                 176
                                        -----------         -----------
     Total Current Liabilities                  176                 176
                                        -----------         -----------
STOCKHOLDERS' EQUITY:
  Common stock, Par value $.001;
   50,000,000 shares authorized
   10,501,000 shares issued both
   periods                                   10,501              10,501
  Capital in excess of par value             98,150              98,150
  Deficit accumulated during the
   development stage                        (28,091)            (29,529)
                                        -----------         -----------
      Total Stockholders' Equity             80,560              79,122
                                        -----------         -----------
                                        $    80,736         $    79,298
                                        ===========         ===========

NOTE: The balance sheet at October 31, 1994 has been taken from the audited financial statements at that date and condensed.

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                                               From Inception
                         For the Three                  For the Six             on November 5
                         Months Ended                   Months Ended             1985 Through
                           April 30,                       April 30,                 April 30,
                       ------------------          --------------------      --------------------
                       1995          1994            1995            1994               1995
                    ----------    ----------      ----------      ----------         ----------
REVENUE:
 Interest income     $     858     $     492       $   1,663       $     955          $  40,539
                     ---------     ---------       ---------       ---------          ---------
                           858           492           1,663             955             40,539
                     ---------     ---------       ---------       ---------          ---------
EXPENSES:
 Office and general          -            12             225             238              7,953
 Amortization                -             -               -               -                110
 Professional fees           -             -               -             750              6,175
 Unrealized loss
  on marketable
  securities                 -             -               -               -             40,515
 Bad debt expense            -             -               -               -             12,823
 Loss from operation
  of discontinued
  subsidiary                 -             -               -               -              3,357
                      --------     ---------       ---------       ---------          ---------
     Total Expenses          -            12             225             988             70,933
                      --------     ---------       ---------       ---------          ---------
NET INCOME (LOSS)
 BEFORE TAXES              858           480           1,438             (33)           (30,394)
                      --------     ---------       ---------       ---------          ---------

TAX (EXPENSE) BENEFIT        -             -               -               -              2,303
                      --------     ---------       ---------       ---------          ---------

NET INCOME (LOSS)    $     858     $     480       $   1,438       $     (33)         $( 28,091)
                      --------     ---------       ---------       ---------          ---------

INCOME (LOSS)
 PER SHARE           $   (0.00)    $   (0.00)      $   (0.00)      $   (0.00)         $   (0.00)
                     ---------     ---------       ---------       ---------          ---------



                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                                               From Inception
                            For the Three                  For the Six         on November 5
                            Months Ended                   Months Ended          1985 Through
                              April 30,                       April 30,              April 30,
                          ------------------           --------------------  --------------------
                             1995         1994          1995          1994          1995
                          ----------   ----------    ----------    ----------    ---------
CASH FLOWS FROM (USED IN)
 OPERATING ACTIVITIES
 Net income (loss)       $      858   $      480    $    1,438    $      (33)   $ (28,091)
 Adjustment to reconcile
  net income to net cash
  provided by operating
  activities
   Amortization expense           -            -             -             -          330
   Realized loss on
    marketable securities         -            -             -             -       40,515
   Changes in assets and
    liabilities
     Deferred tax asset           -            -             -             -       (6,077)
     Income tax payable           -            -             -        (1,694)         176
                         ----------   ----------    ----------    ----------    ---------
   Net cash provided
    (used) by operating
    activities                  858          480         1,438        (1,727)       6,853
                         ----------   ----------    ----------    ----------    ---------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES
 Organization costs               -            -             -             -         (330)
 Purchase of marketable
  securities                      -            -             -             -      (45,000)
 Sale of marketable
  securities                      -            -         4,485             -        4,485
                         ----------   ----------    ----------    ----------    ---------
     Net cash provided
      (used) by investing
      activities                  -            -         4,485             -      (40,845)
                         ----------   ----------    ----------    ----------    ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Proceeds from common
  stock issuance                  -            -             -             -      135,020
 Cost of stock issuance           -            -             -             -      (26,369)
                         ----------   ----------    ----------    ----------    ---------
     Net cash provided
      financing activities        -            -             -             -      108,651
                         ----------   ----------    ----------    ----------    ---------
NET CASH PROVIDED (USED)
 DURING PERIOD                  858          480         5,924        (1,727)      74,659

CASH AND CASH EQUIVALENTS
 BEGINNING                   73,801       67,061        68,735        69,268            -
                         ----------   ----------    ----------    ----------    ---------
CASH AND CASH EQUIVALENTS
 ENDING                      74,659       67,541        74,659        67,541       74,659
                         ----------   ----------    ----------    ----------    ---------
SUPPLEMENTAL INFORMATION
 Taxes Paid              $        -   $        -    $        -    $    1,695    $   3,598
                         ----------   ----------    ----------    ----------    ---------


                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENT

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at April 30, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1994 audited statements. The results of operations for the periods ended April 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

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

Liquidity and Capital Resources
- -------------------------------

     As of April 30, 1995, the Company had assets of $80,736 and no liabilities. Working Capital at April 30, 1995, was $74,483. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees of $800. These fees were partially offset by interest income of $868. Although the Company has had only limited expenses, it may have to incur substantial legal and accounting cost to bring it current on its financial and corporate reporting obligation.

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