Form 10KSB
period 1995-10-31
PINE VIEW TECHNOLOGIES CORP
filed 1996-09-30
CIK 786771

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       October 31, 1995
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

  State issuer's revenues for its most recent fiscal year:  $3,355
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

                   ITEM 3. LEGAL PROCEEDINGS

None.


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended October 31, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1995, the Company had $76,973 in assets and liabilities of $316. Working Capital at October 31, 1995, was
$76,657. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status. For the twelve months ended October 31, 1995, the Company's principal expenses were professional fees of $800 and general and administrative expenses of $550. The only revenue the Company received was from interest income of $3,355.

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

                     ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 1995, the end of the Company's last completed fiscal year):

SUMMARY COMPENSATION TABLE

                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
- ------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Stephen B. Cluff    1995   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
President and CEO   1994    -0-     -0-       -0-         -0-      -0-     -0-       -0-
                    1993    -0-     -0-       -0-         -0-      -0-     -0-       -0-

     Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended
October 31, 1995, 1994, and 1993.

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

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended October 31, 1995, there were no material transactions between the Company and its management of principal shareholders.

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

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
- -----------------                                              ----
Report of David T. Thomson, Certified Public Accountants        13

Balance Sheets as of October 31, 1995, and 1994                 14

Statements of Operations for the fiscal years ended October
31, 1995, and 1994                                              16

Statements of Stockholders' Equity for the years ended
October 31, 1995, and 1994, and  from inception                 17

Statements of Cash Flows for the fiscal years ended
October 31, 1995, and 1994                                      18

Notes to Financial Statements                                   19

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

                                Pine View Technologies Corporation


Date: September 17, 1996        By /S/Stephen B. Cluff, President and Director
                                   (Principal Executive Officer)

DAVID T. THOMSON P.C.
CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT
- ----------------------------


Board of Directors and Stockholders
PINE VIEW TECHNOLOGIES CORPORATION
Salt Lake City, Utah

I have audited the accompanying balance sheets of Pine View Technologies Corporation (a development stage company) as of October 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from November 5, 1985 (inception)
to October 31, 1995.   These financial statements are the
responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine View Technologies Corporation as of October 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended and from November 5, 1985 (inception) to October 31, 1995 in conformity with generally accepted accounting principles.


/S/ DAVID T. THOMPSON P.C.
Salt Lake City, Utah
February 13, 1995

180 South 300 West, Suite 329
Salt Lake City, Utah 84101
(801) 328-3900

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                          BALANCE SHEETS
                    OCTOBER 31, 1995 AND 1994
                              ASSETS
                                             1995        1994
                                        ---------    ---------
CURRENT ASSETS:
 Cash in bank                           $ 75,050     $  68,736
 Marketable securities, net of
  allowance for unrealized loss
  of $40,515 and $19,500, respectively       -0-         4,485
 Accrued interest receivable, less
  allowance of $12,823 and $-0-              -0-           -0-
                                        ---------    ---------
 Total Current Assets                      75,050       79,298
                                        ---------    ---------
OTHER ASSETS:
 Deferred tax asset                         1,923       6,077
                                        ---------    ---------
     Total Other Assets                     1,923        6,077
                                        ---------    ---------
TOTAL ASSETS                            $  76,973    $  79,298
                                        =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                       $     -0-    $      -0-
 Income taxes payable                         316           176
                                        ---------    ----------
     Total Current Liabilities                316           176
                                        ---------    ----------
STOCKHOLDERS' EQUITY:
 Common stock $.001 par value, 50,000,000
  shares authorized, 10,501,000 shares
  issued and outstanding both periods      10,501        10,501
 Capital in excess of par value            98,150        98,150
 Earnings accumulated during the
  development stage                      ( 31,994)      (29,529)
                                        ---------    ----------
     Total Stockholders' Equity            76,657        79,122
                                        ---------    ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $  76,973    $   79,298
                                        =========    ==========

               PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                     STATEMENTS OF OPERATIONS

                                                                                  From Inception on
                                                         For the       For The     November 5, 1985
                                                       Year Ended     Year Ended        Through
                                                       October 31,    October 31,     October 31,
                                                          1995           1994            1995
                                                      ------------   ------------    ------------
INTEREST INCOME                                       $      3,355   $      2,150    $     42,231
                                                      ------------   ------------    ------------
EXPENSES:
 Office and general                                            550            238           8,278
 Amortization                                                  -0-            -0-             110
 Professional fees                                             800            750           6,975
 Unrealized loss on marketable
  securities                                                   -0-         21,015          40,515
 Bad debt expense                                              -0-         12,823          12,823
 Loss from operations of
  discontinued subsidiary                                      -0-            -0-           3,357
                                          ------------   ------------    ------------
    Total Expenses                                           1,350         34,826          72,058
                                                      ------------   ------------    ------------
INCOME (LOSS) BEFORE TAX
 PROVISION OR BENEFIT                                        2,005       ( 32,826)       (29,827)

BENEFIT OF INCOME TAXES                                     (4,470)         2,976         ( 2,167)
                                                      ------------   ------------    ------------
NET INCOME (LOSS)                                     $     (2,465)    $  (29,700)   $    (31,994)
                                                      ============   ============    ============
EARNINGS (LOSS) SHARE                                 $    (   .00)    $  (   .00)   $    (   .00)
                                                      ============     ==========    ============

                STATEMENT OF STOCKHOLDERS' EQUITY
          FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1985
                     THROUGH OCTOBER 31, 1995

                                                                                         Earnings
                                                                                        Accumulated
                                                                        Capital in      During The
                                                   Common Stock          Excess of      Development
                                               Shares        Amount      Par Value        Stage
                                             ----------    ----------    ----------    ----------
BALANCE, November 5, 1985                           -0-    $      -0-    $      -0-    $      -0-
                                             ----------    ----------    ----------    ----------
Shares issued to initial stockholders for
 cash, November, 1985 at $.00125 per share    4,000,000         4,000         1,000           -0-
Net loss for the period ended
 October 31, 1986                                   -0-           -0-           -0-       (   141)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1986                     4,000,000         4,000         1,000       (   141)

Shares issued to the public for cash,
 July, 1987 at $.02 per share - net
 of offering costs of $26,369                 6,501,000         6,501        97,150           -0-

Net loss for year ended October 31, 1987            -0-           -0-           -0-       ( 1,115)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1987                    10,501,000        10,501        98,150       ( 1,256)

Net income for year ended October 31, 1988          -0-           -0-           -0-         3,097
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1988                    10,501,000        10,501        98,150         1,841

Net loss for year ended October 31, 1989            -0-           -0-           -0-       ( 4,493)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1989                    10,501,000        10,501        98,150       ( 2,652)

Net income for year ended October 31, 1990          -0-           -0-           -0-         2,848
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1990                    10,501,000        10,501        98,150           196

Net income for year ended October 31, 1991          -0-           -0-           -0-         3,856
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1991                    10,501,000        10,501        98,150         4,052

Net income for year ended October 31, 1992          -0-           -0-           -0-         3,235
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1992                    10,501,000        10,501        98,150         7,287
Net loss for year ended October 31, 1993            -0-           -0-           -0-       ( 7,116)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1993                    10,501,000        10,501        98,150           171

Net loss for year ended October 31, 1994            -0-           -0-           -0-       (29,700)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1994                    10,501,000    $   10,501    $   98,150    $  (29,529)

Net loss for year ended October 31, 1995            -0-           -0-           -0-        (2,465)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1995                    10,501,000    $   10,501    $   98,150    $  (31,994)
                                             ==========    ==========    ==========    ==========


                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS

                                                                                  From Inception on
                                                         For the       For The     November 5, 1985
                                                       Year Ended     Year Ended        Through
                                                       October 31,    October 31,     October 31,
                                                          1995           1994            1995
                                                      ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (Loss)                                    $    ( 2,465)  $   ( 29,700)   $   ( 31,994)
                                                      ------------   ------------    ------------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization expense                                       -0-            -0-             330
    Unrealized loss on marketable securities                   -0-         21,015          40,515
    Changes in assets and liabilities:
     Accrued interest receivable                               -0-         12,823)            -0-
     Deferred tax asset                                      4,154         (3,152)         (1,923)
     Accounts payable                                          -0-            -0-             -0-
     Income tax payable                                        140         (1,519)            316
                                                      ------------   ------------    ------------
                                                             4,294         29,167          39,238
                                                      ------------   ------------    ------------
     Net Cash Flows provided (used)
      from Operating Activities                              1,829           (533)          7,244
                                                      ------------   ------------    ------------
CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
 Organization costs                                            -0-            -0-        (    330)
 Purchase marketable securities                                -0-       ( 45,000)       ( 45,000)
 Sale of marketable securities                               4,485            -0-           4,485
                                                      ------------   ------------    ------------
      Net Cash Flows Provided (used)
      From Investing Activities                              4,485            -0-        ( 40,845)
                                                      ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance                       -0-            -0-         135,020
     Cost of stock issuance                                    -0-            -0-        ( 26,369)
                                                      ------------   ------------    ------------
      Net Cash Flows from Financing Activities                 -0-            -0-         108,651
                                                      ------------   ------------    ------------

NET INCREASE (DECREASE) IN CASH                              6,314          (533)          75,050

CASH AT BEGINNING OF PERIOD                                 68,736         69,269             -0-
                                                      ------------     ----------    ------------
CASH AT END OF PERIOD                                 $     75,050     $   68,736    $     75,050
                                                      ============     ==========    ============
SUPPLEMENTAL INFORMATION
     Taxes paid                                       $        176     $      591    $      3,774
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

Income Taxes - Income taxes have been provided on financial statement income. Unrealized losses from marketable securities held for investment and the allowance for bad debt on accrued interest have been recognized for financial statement purposes but are not recognized for income tax purposes until actually realized when sold or written off. Deferred income taxes arise from timing difference of $12,823 for 1995 and $40,515 for 1994 was calculated to be $1,923 for 1995 and $6,077 for 1994 which shows as a deferred tax asset in the financial statements.

Marketable Securities - At October 31, 1995 and 1994, current marketable equity securities are stated at their lower aggregate cost or market.

Statement of Cash Flows - For purposes of the statement of cash flows, PVT considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. PVT did not have noncash investing and financing activities during the periods presented.

Supplemental disclosures of cash flow information:

Cash paid during the period ended;
                                                From Inception on
                  For The       For The         November 5, 1985
                  Year Ended    Year Ended            Through
                  October 31,   October 31,         October 31,
                     1995          1994                1995
                  ----------     ----------        -----------
  Interest        $       10     $        4        $        77
                  ==========     ==========        ===========
  Income taxes    $      176     $    1,695        $     3,724
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

NOTE 4 - INCOME TAXES

Income tax expense includes federal taxes currently payable less deferred taxes arising from timing differences between financial statement and tax basis income. The income tax expense which is currently payable amounts to $316 at October 31, 1995 and $176 at October 31, 1994 less deferred tax benefits of $4,154 for 1995 and $3,152 for 1994.

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

At October 31, 1992 all the principal amount loaned to F.D.G. had been repaid. At October 31, 1995 and 1994 $12,823 of interest due on money loaned to F.D.G., Inc. remains unpaid and in 1995 a valuation allowance was applied against the accrued receivable shown in the Balance Sheet.

NOTE 8 - MARKETABLE EQUITY SECURITIES

At October 31, 1994, the aggregate cost of current marketable equity securities exceeded the aggregate market value by $40,515. An allowance for unrealized losses has been established at October 31, 1994 in the amount of $40,515. Results of operations for 1994 include a net unrealized loss of $21,015. On December 16, 1994 the Company issued a trade to sell all shares which was consummated on December 23, 1994 for a price of $4,485.