Form 10QSB
period 1996-07-31
PINE VIEW TECHNOLOGIES CORP
filed 1996-09-30
CIK 786771

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    July 31, 1996

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

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                     CONDENSED BALANCE SHEETS
                              ASSETS
                                          July 31,          October 31,
                                            1996               1995
                                        (Unaudited)
                                        -----------         -----------
CURRENT ASSETS:
  Cash in bank                          $    74,726         $    75,050
  Marketable securities -
   net of allowance for
   unrealized loss                                -                   -
  Accrued interest receivable -
   less allowance of $12,823                      -                   -
                                        -----------         -----------
     Total Current Assets                    74,726              75,050
                                        -----------         -----------
OTHER ASSETS:
  Deferred tax asset                          1,923               1,923
                                        -----------         -----------
     Total Other Assets                       1,923               1,923
                                        -----------         -----------
                                        $    76,649         $    76,973
                                        ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                          July 31,          October 31,
                                            1996               1995
                                        (Unaudited)
                                        -----------         -----------
CURRENT LIABILITIES:
  Accounts payable                      $         -         $         -
  Income taxes payable                            -                 316
                                        -----------         -----------
     Total Current Liabilities                    -                 316
                                        -----------         -----------
STOCKHOLDERS' EQUITY:
  Common stock, Par value $.001;
   50,000,000 shares authorized
   10,501,000 shares issued both
   periods                                   10,501              10,501
  Capital in excess of par value             98,150              98,150
  Deficit accumulated during the
   development stage                        (32,002)            (31,994)
                                        -----------         -----------
      Total Stockholders' Equity             76,649              76,657
                                        -----------         -----------
                                        $    76,649         $    76,973
                                        ===========         ===========

NOTE: The balance sheet at October 31, 1995 has been taken from the audited financial statements at that date and condensed.

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                                               From Inception
                         For the Three                  For the Nine            on November 5
                         Months Ended                   Months Ended             1985 Through
                           July 31,                       July 31,                 July 31,
                       ------------------          --------------------      --------------------
                       1996          1995            1996            1995               1996
                    ----------    ----------      ----------      ----------         ----------
REVENUE:
 Interest income     $     772     $     868       $   2,342       $   2,532          $  44,573
                     ---------     ---------       ---------       ---------          ---------
                           772           868           2,342           2,532             44,573
                     ---------     ---------       ---------       ---------          ---------
EXPENSES:
 Office and general          -           114               -             339              8,278
 Amortization                -              -               -               -            110
 Professional fees       1,500           800           2,350             800              9,325
 Unrealized loss
  on marketable
  securities                 -             -               -               -             40,515
 Bad debt expense            -             -               -               -             12,823
 Loss from operation
  of discontinued
  subsidiary                 -             -               -               -              3,357
                      --------     ---------       ---------       ---------          ---------
     Total Expenses      1,500           914           2,350           1,139             74,408
                      --------     ---------       ---------       ---------          ---------
NET INCOME (LOSS)
 BEFORE TAXES             (728)          (46)             (8)          1,393            (29,835)
                      --------     ---------       ---------       ---------          ---------

TAX (EXPENSE) BENEFIT        -             -               -               -             (2,167)
                      --------     ---------       ---------       ---------          ---------

NET INCOME (LOSS)    $    (728)    $     (46)      $      (8)      $   1,393          $( 32,002)
                      --------     ---------       ---------       ---------          ---------

INCOME (LOSS)
 PER SHARE           $   (0.00)    $   (0.00)      $   (0.00)      $   (0.00)         $   (0.00)
                     ---------     ---------       ---------       ---------          ---------



                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                                               From Inception
                            For the Three                  For the Nine         on November 5
                            Months Ended                   Months Ended          1985 Through
                              July 31,                       July 31,              July 31,
                          ------------------           --------------------  --------------------
                             1996         1995          1996          1995          1996
                          ----------   ----------    ----------    ----------    ---------
CASH FLOWS FROM (USED IN)
 OPERATING ACTIVITIES
 Net income (loss)       $     (728)  $      (46)   $       (8)   $    1,393    $ (32,002)
 Adjustment to reconcile
  net income to net cash
  provided by operating
  activities
   Amortization expense           -            -             -             -          330
   Realized loss on
    marketable securities         -            -             -             -       40,515
   Changes in assets and
    liabilities
     Deferred tax asset           -            -             -             -       (1,923)
     Income tax payable           -         (176)         (316)         (176)           -
                         ----------   ----------    ----------    ----------    ---------
   Net cash provided
    (used) by operating
    activities                 (728)        (222)         (324)        1,217        6,920
                         ----------   ----------    ----------    ----------    ---------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES
 Organization costs               -            -             -             -         (330)
 Purchase of marketable
  securities                      -            -             -             -      (45,000)
 Sale of marketable
  securities                      -            -             -         4,485        4,485
                         ----------   ----------    ----------    ----------    ---------
     Net cash provided
      (used) by investing
      activities                  -            -             -         4,485      (40,845)
                         ----------   ----------    ----------    ----------    ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Proceeds from common
  stock issuance                  -            -             -             -      135,020
 Cost of stock issuance           -            -             -             -      (26,369)
                         ----------   ----------    ----------    ----------    ---------
     Net cash provided
      financing activities        -            -             -             -      108,651
                         ----------   ----------    ----------    ----------    ---------
NET CASH PROVIDED (USED)
 DURING PERIOD                 (728)        (222)         (324)        5,702       74,726

CASH AND CASH EQUIVALENTS
 BEGINNING                   75,454       74,660        75,050        68,736            -
                         ----------   ----------    ----------    ----------    ---------
CASH AND CASH EQUIVALENTS
 ENDING                      74,726       74,438        74,726        74,438       74,726
                         ----------   ----------    ----------    ----------    ---------
SUPPLEMENTAL INFORMATION
 Taxes Paid              $        -   $      176    $      176    $      176    $   4,090
                         ----------   ----------    ----------    ----------    ---------


                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENT

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at July 31, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1995 audited statements. The results of operations for the periods ended July 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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

Liquidity and Capital Resources
- -------------------------------

     As of July 31, 1996, the Company had assets of $76,649 and no liabilities. Working Capital at July 31, 1996, was $74,726. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees of $1,500 associated with accounting cost. These fees were partially offset by interest income of $772. Although the Company has had only limited expenses, it may have to incur substantial legal and accounting cost to bring it current on its financial and corporate reporting obligation. Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company has the assets to meet these financial requirements. The Company does not, however, have substantial assets to entice potential business opportunities to enter into transactions with the Company.

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