Form 10KSB
period 1996-12-31
PINE VIEW TECHNOLOGIES CORP
filed 1997-04-02
CIK 786771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       October 31, 1996
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

Commission File Number          33-2310-D
                                              ----------
PINE VIEW TECHNOLOGIES CORPORATION
-----------------------------------
(Exact name of registrant as specified in charter)

        Nevada                                          87-0429154
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

1242 Roosevelt Avenue, Salt Lake City, Utah                84105
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (801)  485-1645
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                                   None
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes
[X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $3,094
                                                            ------
  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at March 24, 1997, of $0.02 per share, the market value of shares held by nonaffiliates would be $160,970.

  As of March 24, 1997, the Registrant had 10,501,000 shares of common stock issued and outstanding.

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

PAGE

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

PAGE

ITEM 2. DESCRIPTION OF PROPERTIES


     The Company's administrative offices are located at 1242 Roosevelt Avenue, Salt lake City, Utah, which are the offices of Stephen B. Cluff, the president of the Company. Mr. Cluff has allowed the Company to use this office without charge.


ITEM 3. LEGAL PROCEEDINGS

     None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended October 31, 1996.

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

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
January 1995                 $0.02          $0.02
April 1995                   $0.02          $0.02
July 1995                    $0.02          $0.02
October 1995                 $0.02          $0.02

January 1996                 $0.02          $0.02
April 1996                   $0.02          $0.02
July 1996                    $0.02          $0.02
October 1996                 $0.02          $0.02

January 1997                 $0.02          $0.02


     At March 24, 1997, the bid and asked price for the Company's Common Stock was $0.02 and $0.10 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 24, 1997, the Company had approximately 330 shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1996, the Company had $71,687 in assets and liabilities of $40. Working Capital at October 31, 1996, was $71,647. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and bring the Company current in its reporting obligations to the Securities and Exchange Commission. For the twelve months ended October 31, 1996, the Company's principal expenses were professional fees of $8,200 and general and administrative expenses of $210. The only revenue the Company received was from interest income of $3,094.
PAGE

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE


     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.
PAGE

PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of March 24, 1997, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Stephen B. Cluff   53      President and           1989
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

     (3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

          (i) acting as a futures commission merchant,introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

          (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company is not subject to the requirements of Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 1996, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options
LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs
Payout  Compensation
------------------ ----  ------  -------- ------------ ------   -------
------  ------------
Stephen B. Cluff    1996   $-0-     -0-       -0-         -0-      -0-
-0-       -0-
President and CEO   1995    -0-     -0-       -0-         -0-      -0-
-0-       -0-
                    1994    -0-     -0-       -0-         -0-      -0-
-0-       -0-

PAGE

     Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended October 31, 1996, 1995, and 1994.

     Bonuses and Deferred Compensation

     None.

     Compensation Pursuant to Plans.

     None.


     Pension Table

     None.

     Other Compensation

     None.

     Compensation of Directors.

     None.

     Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.PAGE

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 24, 1997, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 10,501,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended October 31, 1996, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended October 31, 1996, there were no material transactions between the Company and its management of principal shareholders.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of David T. Thomson, Certified Public Accountants        13

Balance Sheets as of October 31, 1996, and 1995                 14

Statements of Operations for the fiscal years ended October
31, 1996, and 1995                                              16

Statements of Stockholders' Equity for the years ended
October 31, 1996, and 1995, and  from inception                 17

Statements of Cash Flows for the fiscal years ended
October 31, 1996, and 1995                                      18

Notes to Financial Statements                                   19

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

              SEC
Exhibit     Reference
Number       Number     Title of Document           Location
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

 3.02           3       Articles of Incorporation     Incorporated
                                                      by reference*

 3.03           3       Bylaws                        Incorporated
                                                      by reference*

Item 4      Instruments Defining the Rights of Security Holders
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

                                Pine View Technologies Corporation


Date: March 24, 1997            By /S/Stephen B. Cluff, President and Director
                                   (Principal Executive Officer)
PAGE

DAVID T. THOMSON P.C.
CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT
----------------------------


Board of Directors and Stockholders
PINE VIEW TECHNOLOGIES CORPORATION
Salt Lake City, Utah

I have audited the accompanying balance sheets of Pine View Technologies Corporation (a development stage company) as of October 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from November 5, 1985 (inception) to
October 31, 1996.   These financial statements are the responsibility of the
Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine View Technologies Corporation as of October 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and from November 5, 1985 (inception) to October 31, 1996 in conformity with generally accepted accounting principles.


/S/ DAVID T. THOMPSON P.C.
Salt Lake City, Utah
January 3, 1997

180 South 300 West, Suite 329
Salt Lake City, Utah 84101
(801) 328-3900

PAGE

PINE VIEW TECHNOLOGIES CORPORATION
(A Development Stage Company)

         BALANCE SHEETS
OCTOBER 31, 1996 AND 1995
ASSETS
                                           1996         1995
                                        ---------    ---------
CURRENT ASSETS:
 Cash in bank                           $ 69,448     $  75,050
 Other receivable                            316           -0-
 Accrued interest receivable, less
  allowance of $12,823, both years           -0-           -0-
                                        ---------    ---------
 Total Current Assets                      69,764       75,050
                                        ---------    ---------
OTHER ASSETS:
 Deferred tax asset                         1,923        1,923
                                        ---------    ---------
      Total Other Assets                    1,923        1,923
                                        ---------    ---------
TOTAL ASSETS                            $  71,687    $  71,687
                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                       $      40    $      40
 Income taxes payable                         -0-          -0-
                                        ---------    ---------
     Total Current Liabilities                 40           40
                                        ---------    ---------
STOCKHOLDERS' EQUITY:
 Common stock $.001 par value, 50,000,000
  shares authorized, 10,501,000 shares
  issued and outstanding both periods      10,501       10,501
 Capital in excess of par value            98,150       98,150
 Earnings accumulated during the
  development stage                      ( 37,004)     (31,994)
                                        ---------    ---------
     Total Stockholders' Equity            71,647       76,657
                                        ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $  71,687    $  76,973
                                        =========    =========

The accompanying notes are an integral part of these financial statements.

PINE VIEW TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

  From Inception on
                                                         For the       For
The     November 5, 1985
                                                       Year Ended     Year
Ended        Through
                                                       October 31,    October
31,     October 31,
                                                          1996
1995            1996
                                                      ------------
------------    ------------
INTEREST INCOME                                       $      3,094   $
3,355    $     45,325
                                                      ------------
------------    ------------
                                                             3,094
3,355          45,325
                                                      ------------
------------    ------------

EXPENSES:
 Office and general                                            210
550           8,488
 Amortization                                                  -0-
-0-             110
 Professional fees                                           8,210
800          15,185
 Unrealized loss on marketable securities                      -0-
-0-          40,515
 Bad debt expense                                              -0-
-0-          12,823
 Loss from operations of discontinued subsidiary               -0-
-0-           3,357
                                                      ------------
------------    ------------
    Total Expenses                                           8,420
1,350          80,478
                                                      ------------
------------    ------------
INCOME (LOSS) BEFORE TAX
 PROVISION OR BENEFIT                                       (5,326)
2,005         (35,153)

(PROVISION) FOR BENEFIT OF INCOME TAXES                        316
(4,470)         (1,851)
                                                      ------------
------------    ------------
NET INCOME (LOSS)                                     $     (5,010)  $
(2,465)   $    (37,004)
                                                      ============
============    ============
EARNINGS (LOSS) SHARE                                 $    (   .00)    $  (
 .00)   $    (   .00)
                                                      ============
==========    ============



















The accompanying notes are an integral part of these financial statements

STATEMENT OF STOCKHOLDERS' EQUITY
FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1985
THROUGH OCTOBER 31, 1996

         Earnings

        Accumulated

Capital in      During The
                                                   Common Stock
Excess of      Development
                                               Shares        Amount      Par
Value        Stage
                                             ----------    ----------
----------    ----------
BALANCE, November 5, 1985                           -0-    $      -0-
$      -0-    $      -0-
                                             ----------    ----------
----------    ----------
Shares issued to initial stockholders for
 cash, November, 1985 at $.00125 per share    4,000,000         4,000
1,000           -0-
Net loss for the period ended
 October 31, 1986                                   -0-
-0-           -0-       (   141)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1986                     4,000,000         4,000
1,000       (   141)

Shares issued to the public for cash,
 July, 1987 at $.02 per share - net
 of offering costs of $26,369                 6,501,000         6,501
97,150           -0-

Net loss for year ended October 31, 1987            -0-
-0-           -0-       ( 1,115)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1987                    10,501,000        10,501
98,150       ( 1,256)

Net income for year ended October 31, 1988          -0-
-0-           -0-         3,097
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1988                    10,501,000        10,501
98,150         1,841

Net loss for year ended October 31, 1989            -0-
-0-           -0-       ( 4,493)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1989                    10,501,000        10,501
98,150       ( 2,652)

Net income for year ended October 31, 1990          -0-
-0-           -0-         2,848
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1990                    10,501,000        10,501
98,150           196

Net income for year ended October 31, 1991          -0-
-0-           -0-         3,856
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1991                    10,501,000        10,501
98,150         4,052

Net income for year ended October 31, 1992          -0-
-0-           -0-         3,235
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1992                    10,501,000        10,501
98,150         7,287
Net loss for year ended October 31, 1993            -0-
-0-           -0-       ( 7,116)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1993                    10,501,000        10,501
98,150           171

Net loss for year ended October 31, 1994            -0-
-0-           -0-       (29,700)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1994                    10,501,000    $   10,501    $
98,150    $  (29,529)

Net loss for year ended October 31, 1995            -0-
-0-           -0-        (2,465)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1995                    10,501,000    $   10,501    $
98,150    $  (31,994)

Net loss for year ended October 31, 1996            -0-
-0-           -0-        (5,010)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1996                    10,501,000    $   10,501    $
98,150    $  (37,004)
                                             ==========    ==========
==========    ==========

The accompanying notes are an integral part of these financial statements

PINE VIEW TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

  From Inception on
                                                         For the       For
The     November 5, 1985
                                                       Year Ended     Year
Ended        Through
                                                       October 31,    October
31,     October 31,
                                                          1996
1995            1996
                                                      ------------
------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (Loss)                                    $    ( 5,010)  $
(2,465)   $   ( 37,004)
                                                      ------------
------------    ------------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization expense                                       -0-
-0-             330
    Realized loss on marketable securities                     -0-
-0-          40,515
    Changes in assets and liabilities:
     Other receivable                                         (316)
-0-            (316)
     Accrued interest receivable                               -0-
-0-             -0-
     Deferred tax asset                                        -0-
4,154          (1,923)
     Accounts payable                                           40
-0-              40
     Income tax payable                                       (316)
140             -0-
                                                      ------------
------------    ------------
                                                              (592)
4,294          38,646
                                                      ------------
------------    ------------
     Net Cash Flows provided (used)
      from Operating Activities                             (5,602)
1,829           1,642
                                                      ------------
------------    ------------
CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
 Organization costs                                            -0-
-0-            (330)
 Sale of marketable securities                                 -0-
4,485           4,485
                                                      ------------
------------    ------------
      Net Cash Flows Provided (used)
      From Investing Activities                                -0-
4,485        (40,845)
                                                      ------------
------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance                       -0-
-0-         135,020
     Cost of stock issuance                                    -0-
-0-         (26,369)
                                                      ------------
------------    ------------
      Net Cash Flows from Financing Activities                 -0-
-0-         108,651
                                                      ------------
------------    ------------

NET INCREASE (DECREASE) IN CASH                             (5,602)
6,314          69,448

CASH AT BEGINNING OF PERIOD                                 75,050
68,736             -0-
                                                      ------------
----------    ------------
CASH AT END OF PERIOD                                 $     69,448     $
75,050    $     69,448
                                                      ============
==========    ============


The accompanying notes are an integral part of these financial statements.
PAGE

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

Income Taxes - Income taxes have been provided on financial statement income. Unrealized losses from marketable securities held for investment and the allowance for bad debt on accrued interest have been recognized for financial statement purposes but are not recognized for income tax purposes until actually realized when sold or written off. Deferred income taxes arise from timing difference of $12,823 for 1996 and 1995 was calculated to be $1,923 for 1996 and 1995 which shows as a deferred tax asset in the financial statements for both years.

Marketable Securities - At October 31, 1994, current marketable equity securities were stated at their lower aggregate cost or market. The securities were sold in 1995.

Statement of Cash Flows - For purposes of the statement of cash flows, PVT considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. PVT did not have noncash investing and financing activities during the periods presented.

Supplemental disclosures of cash flow information:

Cash paid during the period ended;
                                                From Inception on
                  For The       For The         November 5, 1985
                  Year Ended    Year Ended            Through
                  October 31,   October 31,         October 31,
                     1996          1995                1996
                  ----------     ----------        -----------
  Interest        $      -0-     $       10        $        77
                  ==========     ==========        ===========
  Income taxes    $      316     $      176        $     4,040
                  ==========     ==========        ===========

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 4 - INCOME TAXES

Income tax expense includes federal taxes currently payable less deferred taxes arising from timing differences between financial statement and tax basis income. The income tax expense which is currently payable amounts to $-0- (zero) at October 31, 1996 and $316 at October 31, 1995, less deferred tax expenses of $-0- (zero) for 1996 and deferred tax expense of $4,154 for 1995.

The Company has a net operating loss carryover (NOL) of $3,216 at October 31, 1996, which expires in the year 2011. An allowance of $482 has been set up for the tax benefit of $482 from the NOL. The change in the allowance for 1996 was $482 and $-0- (zero) in 1995. There were no tax benefits for an NOL in 1995.

NOTE 5 - PROPOSED COMMON STOCK DISTRIBUTION

PVT formed a wholly-owned subsidiary, Camino Capital Corp., which it intended to "spin-off" to its shareholders. PVT owned all 5,250,500 shares of subsidiary stock for which it paid $50,000.
PVT planned to distribute the 5,250,500 shares to its shareholders on a basis of one share of Subsidiary stock for each two shares of PVT stock owned. The spin-off was abandoned and the subsidiary was dissolved. (See note 6)
PAGE

NOTE 6 - DISSOLUTION OF SUBSIDIARY

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

At October 31, 1992 all the principal amount loaned to F.D.G. had been repaid. At October 31, 1996 and 1995, $12,823 of interest due on money loaned to F.D.G., Inc. remains unpaid and in 1996 and 1995, a valuation allowance of the total amount owed of $12,823 for both years was applied against the accrued receivable shown in the Balance Sheets for both years.