Form 10QSB
period 1997-01-31
PINE VIEW TECHNOLOGIES CORP
filed 1997-05-28
CIK 786771

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    January 31, 1997

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

Common Stock, Par Value $0.001
10,501,000
------------------------------
-----------
       Title of Class                           Number of Shares
Outstanding
                                                as of May 5, 1997
PAGE

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

PAGE

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                     CONDENSED BALANCE SHEETS
                              ASSETS
                                        January 31,          October 31,
                                            1997               1996
                                        (Unaudited)
                                        -----------         -----------
CURRENT ASSETS:
  Cash in bank                          $    68,678         $    69,448
  Other receivable                              316                 316
  Accrued interest receivable -
   less allowance                                 -                   -
                                        -----------         -----------
     Total Current Assets                    68,994              69,764
                                        -----------         -----------
OTHER ASSETS:
  Deferred tax asset                          1,923               1,923
                                        -----------         -----------
     Total Other Assets                       1,923               1,923
                                        -----------         -----------
                                        $    70,917         $    71,687
                                        ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                        January 31,          October 31,
                                            1997               1996
                                        (Unaudited)
                                        -----------         -----------
CURRENT LIABILITIES:
  Accounts payable                      $       240         $        40
  Income taxes payable                            -                   -
                                        -----------         -----------
     Total Current Liabilities                  240                  40
                                        -----------         -----------
STOCKHOLDERS' EQUITY:
  Common stock, Par value $.001;
   50,000,000 shares authorized
   10,501,000 shares issued both
   periods                                   10,501              10,501
  Capital in excess of par value             98,150              98,150
  Deficit accumulated during the
   development stage                        (37,974)            (37,004)
                                        -----------         -----------
      Total Stockholders' Equity             70,677              71,647
                                        -----------         -----------
                                        $    70,917         $    71,687
                                        ===========         ===========

NOTE: The balance sheet at October 31, 1996 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                 From Inception
                         For the Three           on November 5,
                         Months Ended             1985 Through
                         January 31,               January 31,
                       ------------------       ---------------
                       1997          1996            1997
                    ----------    ----------      ----------
REVENUE:
 Interest income     $     693     $     806       $  46,018
                     ---------     ---------       ---------
                           693           806          46,018
                     ---------     ---------       ---------
EXPENSES:
 Office and general         33             -           8,521
 Amortization                -             -             110
 Professional fees       1,630             -          16,815
 Unrealized loss
  on marketable
  securities                 -             -          40,515
 Bad debt expense            -             -          12,823
 Loss from operation
  of discontinued
  subsidiary                 -             -           3,357
                      --------     ---------       ---------
     Total Expenses      1,663             -          82,141
                      --------     ---------       ---------
NET INCOME (LOSS)
 BEFORE TAXES             (970)          806         (36,123)
                      --------     ---------       ---------

TAX (EXPENSE) BENEFIT        -             -          (1,851)
                      --------     ---------       ---------

NET INCOME (LOSS)    $    (970)    $     806       $ (37,974)
                      --------     ---------       ---------

INCOME (LOSS)
 PER SHARE           $   (0.00)    $    0.00       $   (0.00)
                     ---------     ---------       ---------



The accompanying notes are an integral part of these financial statements.
PAGE

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                             From Inception
                                      For the Three          on November 5,
                                      Months Ended            1985 Through
                                        January 31,            January 31,
                                    ------------------       --------------
                                        1997         1996          1997
                                    ----------   ----------    ----------
CASH FLOWS FROM (USED IN)
 OPERATING ACTIVITIES
 Net income (loss)                 $     (970)  $      806    $  (37,974)
 Adjustment to reconcile net
  income to net cash provided by
  operating activities
   Amortization expense                     -            -           330
   Realized loss on
    marketable securities                   -            -        40,515
   Changes in assets and liabilities
     Other receivable                       -            -          (316)
     Deferred tax asset                     -            -        (1,923)
     Accounts payable                     200            -           240
                                   ----------   ----------    ----------
   Net cash provided (used) by
    operating activities                 (770)         806           872
                                   ----------   ----------    ----------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES
 Organization costs                         -            -          (330)
 Purchase of marketable securities          -            -       (45,000)
 Sale of marketable securities              -            -         4,485
                                   ----------   ----------    ----------
     Net cash provided (used) by
      investing activities                  -            -       (40,845)
                                   ----------   ----------    ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Proceeds from common
  stock issuance                            -            -       135,020
 Cost of stock issuance                     -            -       (26,369)
                                   ----------   ----------    ----------
     Net cash provided (used) by
      financing activities                  -            -       108,651
                                   ----------   ----------    ----------
NET CASH PROVIDED (USED)
 DURING PERIOD                           (770)         806        68,678

CASH AND CASH EQUIVALENTS
 BEGINNING                             69,448       75,050             -
                                   ----------   ----------    ----------
CASH AND CASH EQUIVALENTS
 ENDING                            $   68,678   $   75,856    $   68,678
                                   ----------   ----------    ----------
SUPPLEMENTAL INFORMATION
 Taxes Paid                        $        -   $      316    $   4,040
                                   ----------   ----------    ----------


The accompanying notes are an integral part of these financial statements

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENT

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at January 31, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1996 audited statements. The results of operations for the periods ended January 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

PAGE

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
General
-------

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

Liquidity and Capital Resources
-------------------------------

     As of January 31, 1997, the Company had assets of $70,917 and liabilities of $240. Working Capital at January 31, 1997, was $70,677. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees of $1,630 associated with accounting and legal costs. These fees were partially offset by interest income of $663 during the quarter.
PAGE

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

Results of Operations
---------------------

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

                                      PINE VIEW TECHNOLOGIES CORPORATION, INC.
                                      [Registrant]

Dated: May 7, 1997                    By/S/Stephen B. Cluff, President and
                                      Principal Financial Officer