Form 10QSB
period 1997-04-30
PINE VIEW TECHNOLOGIES CORP
filed 1997-11-03
CIK 786771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    April 30, 1997

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

(1)  Yes  X  No     (2)  Yes          No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           10,501,000
------------------------------
----------------------------
       Title of Class                           Number of Shares
Outstanding
                                                as of September 4, 1997
PAGE

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

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                     CONDENSED BALANCE SHEETS
                              ASSETS
                                          April 30,          October 31,
                                            1997               1996
                                        (Unaudited)
                                        -----------         -----------
CURRENT ASSETS:
  Cash in bank                          $    67,217         $    69,448
  Other receivable                              316                 316
  Accryed interest receiable,
   less allowance                                 -                   -
                                        -----------         -----------
     Total Current Assets                    67,456              69,764
                                        -----------         -----------
OTHER ASSETS:
  Deferred tax asset                          1,923               1,923
                                        -----------         -----------
     Total Other Assets                       1,923               1,923
                                        -----------         -----------
                                        $    69,456         $    71,687
                                        ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                          April 30,          October 31,
                                            1997               1996
                                        (Unaudited)
                                        -----------         -----------
CURRENT LIABILITIES:
  Accounts payable                      $         -         $        40
  Income taxes payable                            -                   -
                                        -----------         -----------
     Total Current Liabilities                    -                  40
                                        -----------         -----------
STOCKHOLDERS' EQUITY:
  Common stock, Par value $.001;
   50,000,000 shares authorized
   10,501,000 shares issued both
   periods                                   10,501              10,501
  Capital in excess of par value             98,150              98,150
  Deficit accumulated during the
   development stage                        (39,195)            (37,004)
                                        -----------         -----------
      Total Stockholders' Equity             69,456              71,647
                                        -----------         -----------
                                        $    69,456         $    71,647
                                        ===========         ===========

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

From Inception
                         For the Three                  For the
Six             on November 5
                         Months Ended                   Months
Ended             1985 Through
                           April 30,                       April
30,                 April 30,
                       ------------------          --------------------
--------------------
                       1997          1996            1997
1996               1997
                    ----------    ----------      ----------
----------         ----------
REVENUE:
 Interest income     $     651     $     764       $   1,344       $
1,570          $  46,669
                     ---------     ---------       ---------
---------          ---------
                           651           764           1,344
1,570             46,669
                     ---------     ---------       ---------
---------          ---------
EXPENSES:
 Office and general        724             -             757
-              9,245
 Amortization                -             -               -
-                110
 Professional fees       1,148           850           2,778
850             17,963
 Unrealized loss
  on marketable
  securities                 -             -               -
-             40,515
 Bad debt expense            -             -               -
-             12,823
 Loss from operation
  of discontinued
  subsidiary                 -             -               -
-              3,357
                      --------     ---------       ---------
---------          ---------
     Total Expenses      1,872             -             850
225             72,908
                      --------     ---------       ---------
---------          ---------
NET INCOME (LOSS)
 BEFORE TAXES           (1,221)          (86)         (2,191)
720            (37,344)
                      --------     ---------       ---------
---------          ---------

TAX (EXPENSE) BENEFIT        -             -               -
-             (1,851)
                      --------     ---------       ---------
---------          ---------

NET INCOME (LOSS)    $  (1,221)    $     (86)      $  (2,191)      $
720          $( 39,195)
                      --------     ---------       ---------
---------          ---------

INCOME (LOSS)
 PER SHARE           $   (0.00)    $   (0.00)      $   (0.00)      $
0.00          $   (0.00)
                     ---------     ---------       ---------
---------          ---------



                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

From Inception
                            For the Three                  For the Six
on November 5
                            Months Ended                   Months
Ended          1985 Through
                              April 30,                      April
30,             April 30,
                          ------------------           --------------------
--------------------
                             1997         1996          1997
1996          1997
                          ----------   ----------    ----------
----------    ---------
CASH FLOWS FROM (USED IN)
 OPERATING ACTIVITIES
 Net income (loss)       $   (1,221)  $      (86)   $   (2,191)   $
720    $ (39,195)
 Adjustment to reconcile
  net income to net cash
  provided by operating
  activities
   Amortization expense           -            -             -
-          330
   Realized loss on
    marketable securities         -            -             -
-       40,515
   Changes in assets and
    liabilities
     Other receivable             -            -             -
-         (316)
     Deferred tax asset           -            -             -
-       (1,923)
     Accounts payable          (240)        (316)          (40)
(316)           -
                         ----------   ----------    ----------
----------    ---------
   Net cash provided
    (used) by operating
    activities               (1,461)        (402)       (2,231)
404         (589)
                         ----------   ----------    ----------
----------    ---------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES
 Organization costs               -            -             -
-         (330)
 Purchase of marketable
  securities                      -            -             -
-      (45,000)
 Sale of marketable
  securities                      -            -             -
4,485        4,485
                         ----------   ----------    ----------
----------    ---------
     Net cash provided
      (used) by investing
      activities                  -            -             -
4,485      (40,845)
                         ----------   ----------    ----------
----------    ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Proceeds from common
  stock issuance                  -            -             -
-      135,020
 Cost of stock issuance           -            -             -
-      (26,369)
                         ----------   ----------    ----------
----------    ---------
     Net cash provided
      financing activities        -            -             -
-      108,651
                         ----------   ----------    ----------
----------    ---------
NET CASH PROVIDED (USED)
 DURING PERIOD               (1,461)        (402)       (2,231)
404       67,217

CASH AND CASH EQUIVALENTS
 BEGINNING                   68,678       75,856        69,448
75,050            -
                         ----------   ----------    ----------
----------    ---------
CASH AND CASH EQUIVALENTS
 ENDING                      67,217       75,454        67,217
75,454       67,217
                         ----------   ----------    ----------
----------    ---------
SUPPLEMENTAL INFORMATION
 Taxes Paid              $        -   $      316    $        -    $
316    $   4,040
                         ----------   ----------    ----------
----------    ---------


                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENT

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at April 30, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1996 audited statements. The results of operations for the periods ended April 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.
PAGE

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

Liquidity and Capital Resources
-------------------------------

     As of April 30, 1997, the Company had assets of $69,456 and no liabilities. Working Capital at April 30, 1997, was $67,533. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees assocated with accounting costs. For the three and six months ended April 30, 1997, the Company had expenses of $1,872 and $3,535, respectively. These expenses primarily consisted of professional fees associated with maintaining the Company's financial statements and SEC reporting obligations. Although the Company has had only limited expenses, it may have to incur substantial legal and accounting cost to bring it current on its financial and corporate reporting obligation. Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company has the assets to meet these financial requirements. The Company does not, however, have substantial assets to entice potential business opportunities to enter into transactions with the Company.

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

                                      PINE VIEW TECHNOLOGIES CORPORATION, INC.
                                      [Registrant]

Dated: September 5, 1997             By /S/ Stephen B. Cluff
                                       President and Principal
Financial                                   Officer