Form 10QSB
period 1997-07-31
PINE VIEW TECHNOLOGIES CORP
filed 1997-11-03
CIK 786771

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    July 31, 1997

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

(1)  Yes     No X    (2)  Yes          No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          10,501,000
-----------------------------------------     --------------------------------
        Title of Class                        Number of Shares Outstanding
                                             as of October 10, 1997
PAGE

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

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                     CONDENSED BALANCE SHEETS
                              ASSETS
                                           July 31,          October 31,
                                           1997                 1996
                                         (Unaudited)
                                         -----------         -----------
CURRENT ASSETS:
  Cash in bank                          $    68,683         $    69,448
  Other receivable                             -                    316
  Accrued interest receivable,
   less allowance                              -                   -
                                        -----------         -----------
     Total Current Assets                    68,683              69,764
                                        -----------         -----------
OTHER ASSETS:
  Deferred tax asset                          1,923               1,923
                                        -----------         -----------
     Total Other Assets                       1,923               1,923
                                        -----------         -----------
                                        $    70,606         $    71,687
                                        ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                           July 31,          October 31,
                                           1997                 1996
                                         (Unaudited)
                                         -----------         -----------
CURRENT LIABILITIES:
  Accounts payable                      $        642        $         40
  Income taxes payable                          -                   -
                                        ------------        ------------
     Total Current Liabilities                   642                  40
                                        ------------        ------------
STOCKHOLDERS' EQUITY:
  Common stock, Par value $.001;
   50,000,000 shares authorized
   10,501,000 shares issued both periods      10,501              10,501
  Capital in excess of par value              98,150              98,150
  Deficit accumulated during the
   development stage                         (38,687)            (37,004)
                                        ------------        ------------
      Total Stockholders' Equity              69,964              71,647
                                        ------------        ------------
                                        $     70,606        $     71,687
                                        ============        ============

NOTE: The balance sheet at October 31, 1996 has been taken from the audited financial statements at that date and condensed.
The accompanying notes are an integral part of these financial statements.
PAGE

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                  From Inception
                              For the Three                For the Nine
on November 5,
                              Months Ended                 Months Ended
1985 Through
                              July 31,                     July 31,
July 31,
                              ------------------           ------------------
---------------
                              1997          1996           1997
1996        1997
                              ----          ----           ----
----        ----
REVENUE:
 Interest income              $    668      $    772       $  2,012      $
2,342     $47,337
                              --------      ---------      --------
-------     -------
                                   668           772          2,012
2,342      47,337
                              --------      ---------     ---------
-------     -------
EXPENSES:
 Office and general                 55          -               812
-          9,300
 Amortization                     -             -              -
-            110
 Professional fees                 558         1,500          3,366
2,350      18,551
 Realized loss
  on marketable securities        -             -              -
-         40,515
 Bad debt expense                 -             -              -
-         12,823
 Loss from operation
  of discontinued subsidiary      -             -              -
-          3,357
                              --------     ---------      ---------
-------    --------
     Total Expenses                643         1,500          4,178
2,350      84,656
                              --------     ---------      ---------
-------    --------
NET INCOME (LOSS)
 BEFORE TAXES                       25          (728)        (2,166)
(8)    (37,319)
                              --------     ---------      ---------
-------    --------

TAX (EXPENSE) BENEFIT              483          -               483
-         (1,368)
                              --------     ---------      ---------
-------    --------
NET INCOME (LOSS)             $    508     $    (728)     $  (1,683)     $
(8)   $(38,687)
                              --------     ---------      ---------
-------    --------

INCOME (LOSS) PER SHARE       $   0.00     $   (0.00)     $   (0.00)     $
(0.00)   $  (0.00)
                              --------     ---------      ---------
-------    --------



The accompanying notes are an integral part of these financial statements.
PAGE

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                         CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                              From Inception
                              For the Three                For the Nine
on November 5,
                              Months Ended                 Months Ended
1985 Through
                              July 31,                     July 31,
July 31,
                              ------------------           ------------------
---------------
                              1997          1996           1997
1996        1997
                              ----          ----           ----
----        ----
CASH FLOWS FROM (USED IN)
 OPERATING ACTIVITIES
 Net income (loss)            $   508       $ (728)        $ (1,683)     $
(8)    $  (38,687)
 Adjustment to reconcile net
  income to net cash provided
   by operating activities
   Amortization expense          -            -                -
-               330
   Realized loss on
    marketable securities        -            -                -
-            40,515
   Changes in assets
    and liabilities
     Other receivable             316         -                 316
-              -
     Deferred tax asset          -            -                -
-            (1,923)
     Accounts payable             642         -                 602
-              -
                             --------       ------        ---------
--------       -------
   Net cash provided (used)
    by operating activities     1,466         (728)            (765)
(324)          877
                             --------       ------        ---------
--------       -------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES
 Organization costs              -            -                -
-             (330)
 Purchase of marketable
  securities                     -            -                -
-          (45,000)
 Sale of marketable
  securities                     -            -                -
-            4,485
                             --------       ------        ---------
--------       -------
   Net cash provided (used)
    by investing activities      -            -                -
-          (40,845)
                             --------       ------        ---------
--------       -------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Proceeds from common
  stock issuance                 -            -                -
-          135,020
 Cost of stock issuance          -            -                -
-          (26,369)
                             --------       ------        ---------
--------       -------
   Net cash provided (used)
    by financing activities      -            -                -
-          108,651
                             --------       ------        ---------
--------       -------
NET CASH PROVIDED (USED)
 DURING PERIOD                  1,466         (728)            (765)
(324)       68,683

CASH AND CASH EQUIVALENTS
 BEGINNING                     67,217       75,454           69,448
75,050          -
                             --------       ------        ---------
--------       -------
CASH AND CASH EQUIVALENTS
 ENDING                      $ 68,683      $74,726        $  68,683      $
74,726       $68,683
                             --------       ------        ---------
--------       -------
SUPPLEMENTAL INFORMATION
 Taxes Paid                  $   -         $  -           $    -         $
176       $ 3,241
                             --------       ------        ---------
--------       -------

The accompanying notes are an integral part of these financial statements
PAGE

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENT

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at July 31, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1996 audited statements. The results of operations for the periods ended July
31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

Liquidity and Capital Resources
-------------------------------

     As of July 31, 1997, the Company had total assets of $70,606 and liabilities of $642. Working Capital at April 30, 1997, was $68,041. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three and nine months ended July 31, 1997, the Company had expenses of $643 and $4,178, respectively. These expenses primarily consisted of professional fees associated with maintaining the Company's financial statements and SEC reporting obligations. Although the Company has had only limited expenses, it may have to incur substantial legal and accounting cost to bring it current on its financial and corporate reporting obligation. Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company has the assets to meet these financial requirements. The Company does not, however, have substantial assets to entice potential business opportunities to enter into transactions with the Company.

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

                                      PINE VIEW TECHNOLOGIES CORPORATION, INC.
                                      [Registrant]

Dated: November 3, 1997               By /S/ Stephen B. Cluff
                                       President and Principal
Financial                                   Officer