Form 10KSB
period 1997-10-31
PINE VIEW TECHNOLOGIES CORP
filed 1998-03-26
CIK 786771

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       October 31, 1997
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  State issuer's revenues for its most recent fiscal year:  $2,697
                                                            ------
  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at March 23, 1998, of $0.02 per share, the market value of shares held by nonaffiliates would be $160,970.

  As of March 24, 1998, the Registrant had 10,501,000 shares of common stock issued and outstanding.

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

                         ITEM 2. DESCRIPTION OF PROPERTIES


     The Company's administrative offices are located at 1242 Roosevelt Avenue, Salt lake City, Utah, which are the offices of Stephen B. Cluff, the president of the Company. Mr. Cluff has allowed the Company to use this office without charge.PAGE

                           ITEM 3. LEGAL PROCEEDINGS

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

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
January 1996                $0.02          $0.02
April 1996                  $0.02          $0.02
July 1996                   $0.02          $0.02
October 1996                $0.02          $0.02

January 1997                $0.02          $0.02
April 1997                  $0.02          $0.02
July 1997                   $0.02          $0.02
October 1997                $0.02          $0.02

January 1998                $0.02          $0.02

     At March 24, 1998, the bid and asked price for the Company's Common Stock was $0.02 and $0.10 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 24, 1998, the Company had approximately 338 shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1997, the Company had $70,644 in assets and liabilities of $1,500. Working Capital at October 31, 1997, was $67,221. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. For the twelve months ended October 31, 1997, the Company's principal expenses were professional fees of $5,433 and general and administrative expenses of $742. The only revenue the Company received was from interest income of $2,697.

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

     The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company is not paying salaries or other form of compensation to any officers or directors of the Company for their time and effort. The Company does intend to reimburse its officers and directors for out of pocket cost. PAGE

RESULTS OF OPERATIONS

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

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Stephen B. Cluff   54      President and           1989
                           Director

     Set forth below is certain biographical information regarding the Company's executive officer and director.

     Stephen B. Cluff is retired. Prior to Mr. Cluff's retirement in 1997, he was employed by the University of Utah in its administrative data processing department for 21 years. Mr. Cluff has been responsible for the management, development and support of administrative software including accounts receivable, accounts payable, budget, student records and student registration. Mr. Cluff received his Bachelor of Science Degree in business Management from the University of Utah in 1967.

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

     (3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

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

     The Company is not subject to the requirements of Section 16(a) of the Exchange Act.PAGE

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

                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options
LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs
Payout  Compensation
------------------ ----  ------  -------- ------------ ------   -------
------  ------------
Stephen B. Cluff    1997   $-0-     -0-       -0-         -0-      -0-
-0-       -0-
President and CEO   1996    -0-     -0-       -0-         -0-      -0-
-0-       -0-
                    1995    -0-     -0-       -0-         -0-      -0-
-0-       -0-


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 23, 1998, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 10,501,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended October 31, 1997, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended October 31, 1997, there were no material transactions between the Company and its management of principal shareholders.

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

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of David T. Thomson, Certified Public Accountants        12

Balance Sheets as of October 31, 1997, and 1996                 13

Statements of Operations for the fiscal years ended October
31, 1997, and 1996                                              14

Statements of Stockholders' Equity for the years ended
October 31, 1997, and 1996, and  from inception                 15

Statements of Cash Flows for the fiscal years ended
October 31, 1997, and 1996                                      16

Notes to Financial Statements                                   17

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

                                Pine View Technologies Corporation


Date: March 24, 1998            By /S/Stephen B. Cluff, President and Director
                                   (Principal Executive Officer)
PAGE

DAVID T. THOMSON P.C.
CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT
----------------------------


Board of Directors and Stockholders
PINE VIEW TECHNOLOGIES CORPORATION
Salt Lake City, Utah

I have audited the accompanying balance sheets of Pine View Technologies Corporation (a development stage company) as of October 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from November 5, 1985 (inception) to
October 31, 1997.   These financial statements are the responsibility of the
Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine View Technologies Corporation as of October 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and from November 5, 1985 (inception) to October 31, 1997 in conformity with generally accepted accounting principles.


/S/ DAVID T. THOMPSON P.C.
Salt Lake City, Utah
December 3, 1997



PAGE

PINE VIEW TECHNOLOGIES CORPORATION
(A Development Stage Company)

         BALANCE SHEETS
OCTOBER 31, 1997 AND 1996
ASSETS
                                           1997         1996
                                        ---------    ---------
CURRENT ASSETS:
 Cash in bank                           $ 68,229     $  69,448
 Other receivable                            492           316
 Accrued interest receivable, less
  allowance of $12,823, both years           -0-           -0-
                                        ---------    ---------
 Total Current Assets                      68,721       69,764
                                        ---------    ---------
OTHER ASSETS:
 Deferred tax asset                         1,923        1,923
                                        ---------    ---------
      Total Other Assets                    1,923        1,923
                                        ---------    ---------
TOTAL ASSETS                            $  70,644    $  71,687
                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                       $   1,500    $      40
 Income taxes payable                         -0-          -0-
                                        ---------    ---------
     Total Current Liabilities              1,500           40
                                        ---------    ---------
STOCKHOLDERS' EQUITY:
 Common stock $.001 par value, 50,000,000
  shares authorized, 10,501,000 shares
  issued and outstanding both periods      10,501       10,501
 Capital in excess of par value            98,150       98,150
 Earnings accumulated during the
  development stage                      ( 39,507)     (37,004)
                                        ---------    ---------
     Total Stockholders' Equity            69,144       71,647
                                        ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $  70,644    $  71,687
                                        =========    =========

The accompanying notes are an integral part of these financial statements.
PAGE

PINE VIEW TECHNOLOGIES CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

  From Inception on
                                                         For the       For
The     November 5, 1985
                                                       Year Ended     Year
Ended        Through
                                                       October 31,    October
31,     October 31,
                                                          1997
1996            1997
                                                      ------------
------------    ------------
INTEREST INCOME                                       $      2,607   $
3,094    $     48,023
                                                      ------------
------------    ------------
                                                             2,607
3,094          48,023
                                                      ------------
------------    ------------

EXPENSES:
 Office and general                                            742
210           9,230
 Amortization                                                  -0-
-0-             110
 Professional fees                                           5,433
8,210          20,618
 Unrealized loss on marketable securities                      -0-
-0-          40,515
 Bad debt expense                                              -0-
-0-          12,823
 Loss from operations of discontinued subsidiary               -0-
-0-           3,357
                                                      ------------
------------    ------------
    Total Expenses                                           6,175
8,420          86,653
                                                      ------------
------------    ------------
INCOME (LOSS) BEFORE TAX
 PROVISION OR BENEFIT                                       (3,478)
(5,326)        (38,631)

(PROVISION) FOR BENEFIT OF INCOME TAXES                        975
316            (876)
                                                      ------------
------------    ------------
NET INCOME (LOSS)                                     $     (2,503)  $
(5,010)   $    (39,507)
                                                      ============
============    ============
EARNINGS (LOSS) SHARE                                 $    (  0.00)    $  (
0.00)   $    (  0.00)
                                                      ============
==========    ============



















The accompanying notes are an integral part of these financial statements

STATEMENT OF STOCKHOLDERS' EQUITY
FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1985
THROUGH OCTOBER 31, 1997

         Earnings

        Accumulated

Capital in      During The
                                                   Common Stock
Excess of      Development
                                               Shares        Amount      Par
Value        Stage
                                             ----------    ----------
----------    ----------
BALANCE, November 5, 1985                           -0-    $      -0-
$      -0-    $      -0-
                                             ----------    ----------
----------    ----------
Shares issued to initial stockholders for
 cash, November, 1985 at $.00125 per share    4,000,000         4,000
1,000           -0-
Net loss for the period ended
 October 31, 1986                                   -0-
-0-           -0-       (   141)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1986                     4,000,000         4,000
1,000       (   141)

Shares issued to the public for cash,
 July, 1987 at $.02 per share - net
 of offering costs of $26,369                 6,501,000         6,501
97,150           -0-

Net loss for year ended October 31, 1987            -0-
-0-           -0-       ( 1,115)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1987                    10,501,000        10,501
98,150       ( 1,256)

Net income for year ended October 31, 1988          -0-
-0-           -0-         3,097
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1988                    10,501,000        10,501
98,150         1,841

Net loss for year ended October 31, 1989            -0-
-0-           -0-       ( 4,493)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1989                    10,501,000        10,501
98,150       ( 2,652)

Net income for year ended October 31, 1990          -0-
-0-           -0-         2,848
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1990                    10,501,000        10,501
98,150           196

Net income for year ended October 31, 1991          -0-
-0-           -0-         3,856
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1991                    10,501,000        10,501
98,150         4,052

Net income for year ended October 31, 1992          -0-
-0-           -0-         3,235
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1992                    10,501,000        10,501
98,150         7,287
Net loss for year ended October 31, 1993            -0-
-0-           -0-       ( 7,116)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1993                    10,501,000        10,501
98,150           171

Net loss for year ended October 31, 1994            -0-
-0-           -0-       (29,700)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1994                    10,501,000    $   10,501    $
98,150    $  (29,529)

Net loss for year ended October 31, 1995            -0-
-0-           -0-        (2,465)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1995                    10,501,000    $   10,501    $
98,150    $  (31,994)

Net loss for year ended October 31, 1996           -0-           -0-
-0-        (5,010)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1996                    10,501,000    $   10,501    $
98,150    $  (37,004)

Net loss for year ended October 31, 1997            -0-
-0-           -0-        (2,503)
                                             ----------    ----------
----------    ----------
BALANCE, October 31, 1997                    10,501,000    $   10,501    $
98,150    $  (39,507)
                                             ==========    ==========
==========    ==========

The accompanying notes are an integral part of these financial statements

PINE VIEW TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

  From Inception on
                                                         For the       For
The     November 5, 1985
                                                       Year Ended     Year
Ended        Through
                                                       October 31,    October
31,     October 31,
                                                          1997
1996            1997
                                                      ------------
------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (Loss)                                    $    ( 2,503)  $
(5,010)   $   ( 39,507)
                                                      ------------
------------    ------------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization expense                                       -0-
-0-             330
    Realized loss on marketable securities                     -0-
-0-          40,515
    Changes in assets and liabilities:
     Other receivable                                         (176)
(316)           (492)
     Accrued interest receivable                               -0-
-0-             -0-
     Deferred tax asset                                        -0-
4,154          (1,923)
     Accounts payable                                        1,460
40           1,500
     Income tax payable                                        -0-
(316)            -0-
                                                      ------------
------------    ------------
                                                             1,284
(592)         39,930
                                                      ------------
------------    ------------
     Net Cash Flows provided (used)
      from Operating Activities                             (1,219)
(5,602)            423
                                                      ------------
------------    ------------
CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
 Organization costs                                            -0-
-0-            (330)
 Purchase of marketable securities                             -0-
-0-         (45,000)
 Sale of marketable securities                                 -0-
-0-           4,485
                                                      ------------
------------    ------------
      Net Cash Flows Provided (used)
      From Investing Activities                                -0-
-0-         (40,845)
                                                      ------------
------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance                       -0-
-0-         135,020
     Cost of stock issuance                                    -0-
-0-         (26,369)
                                                      ------------
------------    ------------
      Net Cash Flows from Financing Activities                 -0-
-0-         108,651
                                                      ------------
------------    ------------

NET INCREASE (DECREASE) IN CASH                             (1,219)
(5,602)         68,229

CASH AT BEGINNING OF PERIOD                                 69,448
75,050             -0-
                                                      ------------
----------    ------------
CASH AT END OF PERIOD                                 $     68,229     $
69,448    $     68,229
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

Income Taxes - Income taxes have been provided on financial statement income. Unrealized losses from marketable securities held for investment and the allowance for bad debt on accrued interest have been recognized for financial statement purposes but are not recognized for income tax purposes until actually realized when sold or written off. Deferred income taxes arise from timing difference of $12,823 for 1997 and 1996 was calculated to be $1,923 for 1997 and 1996 which shows as a deferred tax asset in the financial statements for both years.

Statement of Cash Flows - For purposes of the statement of cash flows, PVT considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. PVT did not have noncash investing and financing activities during the periods presented.

Supplemental disclosures of cash flow information:

Cash paid during the period ended;
                                                From Inception on
                  For The       For The         November 5, 1985
                  Year Ended    Year Ended            Through
                  October 31,   October 31,         October 31,
                     1997          1996                1997
                  ----------     ----------        -----------
  Interest        $      -0-     $      -0-        $        77
                  ==========     ==========        ===========
  Income taxes    $      -0-     $      316        $     3,291
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

NOTE 2 - RELATED PARTY TRANSACTION

Office Rental - PVT has used the offices and clerical staff of an officer on a rent free basis.

Management Compensation - PVT has not compensated officers or directors for time or services.

NOTE 3 - INCOME TAXES

Income tax expense includes federal taxes currently payable less deferred taxes arising from timing differences between financial statement and tax basis income. The income tax expense which is currently payable amounts to $-0- (zero) at October 31, 1997 and $-0- (zero) at October 31, 1996, less deferred tax expenses of $-0- (zero) for 1997 and deferred tax expense of $-0-for 1996.

The Company has a net operating loss carryover (NOL) of $198 at October 31, 1997 and a NOL of zero at October 31, 1996. The Company has set up an allowance for the NOL benefit of $30 at October 31, 1997. The change in the allowance for 1997 was $30 and $482 in 1996.

NOTE 4 - LOAN RECEIVABLE

At October 31, 1992 PVT had loaned $50,309 to F.D.G., Inc., which is located in Utah. The loans were secured and had interest paying at a rate of four percent (4%) per month. The amounts to be loaned and repaid were done per specific provisions of a loan and security agreement between PVT and F.D.G., Inc.

At October 31, 1992 all the principal amount loaned to F.D.G. had been repaid. At October 31, 1997 and 1996, $12,823 of interest due on money loaned to F.D.G., Inc. remains unpaid and in 1997 and 1996, a valuation allowance of the total amount owed of $12,823 for both years was applied against the accrued receivable shown in the Balance Sheets for both years.