Form 10QSB
period 1998-01-31
PINE VIEW TECHNOLOGIES CORP
filed 1998-07-23
CIK 786771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    January 30, 1998

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

(1)  Yes  X  No     (2)  Yes          No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           10,501,000
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of July 7, 1998

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

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                     CONDENSED BALANCE SHEETS
                              ASSETS
                                        January 31,          October 31,
                                            1998               1997
                                        (Unaudited)
                                        -----------         -----------
CURRENT ASSETS:
  Cash in bank                          $    66,334         $    68,229
  Other receivable                                -                 492
  Accrued interest receivable,
   less allowance                                 -                   -
                                        -----------         -----------
     Total Current Assets                    66,826              68,721
                                        -----------         -----------
OTHER ASSETS:
  Deferred tax asset                          1,923               1,923
                                        -----------         -----------
     Total Other Assets                       1,923               1,923
                                        -----------         -----------
                                        $    68,749         $    70,644
                                        ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                      $       106         $     1,500
  Income taxes payable                            -                   -
                                        -----------         -----------
     Total Current Liabilities                  106               1,500
                                        -----------         -----------
STOCKHOLDERS' EQUITY:
  Common stock, Par value $.001;
   50,000,000 shares authorized
   10,501,000 shares issued both
   periods                                   10,501              10,501
  Capital in excess of par value             98,150              98,150
  Deficit accumulated during the
   development stage                        (40,008)            (39,507)
                                        -----------         -----------
      Total Stockholders' Equity             68,643              69,144
                                        -----------         -----------
                                        $    68,749         $    70,644
                                        ===========         ===========


  NOTE: The balance sheet at October 31, 1997, has been taken from the audited financial statements at that date and condensed.

  The accompanying notes are an integral part of these financial statements.

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                        From Inception
                         For the Three                  on November 5
                         Months Ended                   1985 Through
                         January 31,                     January 31,
                       ------------------          --------------------
                       1998          1997                    1998
                    ----------    ----------            ----------
REVENUE:
 Interest income     $     679     $     693             $  48,701
                     ---------     ---------             ---------
                           679           693                48,701
                     ---------     ---------             ---------
EXPENSES:
 Office and general          -            33                9,230
 Amortization                -             -                  110
 Professional fees       1,180         1,630               21,798
 Unrealized loss
  on marketable
  securities                 -             -               40,515
 Bad debt expense            -             -               12,823
 Loss from operation
  of discontinued
  subsidiary                 -             -                3,357
                      --------     ---------              ---------
     Total Expenses      1,180         1,663               87,833
                      --------     ---------              ---------
NET INCOME (LOSS)
 BEFORE TAXES             (501)         (970)              (39,132)
                      --------     ---------              ---------

TAX (EXPENSE) BENEFIT        -             -                 (876)
                      --------     ---------              ---------

NET INCOME (LOSS)    $    (501)    $    (970)            $ (40,008)
                     =========     =========              =========

INCOME (LOSS)
 PER SHARE           $   (0.00)    $   (0.00)            $   (0.00)
                     =========     =========             =========





  The accompanying notes are an integral part of these financial statements.

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                               From Inception
                                              For the Three    on November 5
                                              Months Ended     1985 Through
                                              January 31,      April 30,
                                          -----------------    --------------
                                          1998         1997         1998
                                       ----------   ----------   ----------
CASH FLOWS FROM (USED IN)
 OPERATING ACTIVITIES
 Net income (loss)                     $     (501)  $     (970)  $  (40,008)
 Adjustment to reconcile net income
  to net cash provided by operating
  activities:
   Amortization expense                         -            -          330
   Realized loss on marketable securities       -            -       40,515
   Changes in assets and liabilities
     Other receivable                           -            -         (492)
     Deferred tax asset                         -            -       (1,923)
     Accounts payable                      (1,394)         200          106
                                       ----------   ----------   ----------
   Net cash provided (used) by
    operating activities                   (1,895)        (770)      (1,472)
                                       ----------   ----------   ----------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES
 Organization costs                             -            -         (330)
 Purchase of marketable securities              -            -      (45,000)
 Sale of marketable securities                  -            -        4,485
                                       ----------   ----------   ----------
     Net cash provided (used) by
      investing activities                      -            -      (40,845)
                                       ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from common stock issuance            -            -      135,020
 Cost of stock issuance                         -            -      (26,369)
                                       ----------   ----------   ----------
     Net cash provided (used) by
      financing activities                      -            -      108,651
                                       ----------   ----------   ----------
NET CASH PROVIDED (USED) DURING PERIOD     (1,895)        (770)      66,334

CASH AND CASH EQUIVALENTS BEGINNING        68,229       69,448            -
                                       ----------   ----------   ----------
CASH AND CASH EQUIVALENTS ENDING           66,334       68,678       66,334
                                       ==========   ==========   ==========
SUPPLEMENTAL INFORMATION
 Taxes Paid                            $        -   $        -   $  66,334
                                       ==========   ==========   =========
 Interest Paid                         $        -   $        -   $      77
                                       ==========   ==========   =========
  The accompanying notes are an integral part of these financial statements.

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENT

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at January 31, 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1997 audited statements. The results of operations for the periods ended January 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

     The Company has agreed with Noland Schneider, a principal shareholder of the Company, to allow him to investigate and negotiate potential acquisitions and mergers on behalf of the Company. Presently, Mr. Schneider is not being paid a fee for his services, however, should his efforts prove successful, the Company and Mr. Schneider may agree on some form of compensation. Management of the Company anticipates that Mr. Schneider will have a significant voice in any proposed merger or acquisition given his business experience and shareholdings in the Company.

Liquidity and Capital Resources
-------------------------------

     As of January 31, 1998, the Company had assets of $68,749 and no liabilities. Working Capital at January 31, 1998, was $66,720. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three months ended January 31, 1998, the Company had expenses of $1,180. These expenses primarily consisted of professional fees associated with maintaining the Company's financial statements and SEC reporting obligations. Although the Company has had only limited expenses, it may have to incur substantial legal and accounting cost to maintain its financial and corporate reporting obligation. Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company has the assets to meet these financial requirements. The Company does not, however, have substantial assets to entice potential business opportunities to enter into transactions with the Company.

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

                                      PINE VIEW TECHNOLOGIES CORPORATION, INC.
                                      [Registrant]

Dated: July 23, 1998                 By /S/ Stephen B. Cluff
                                       President and Principal Financial
                                       Officer