Form 10QSB
period 1998-07-31
PINE VIEW TECHNOLOGIES CORP
filed 1999-04-29
CIK 786771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    July 31, 1998

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

              Commission File Number:   33-2310-D

                        PINE VIEW TECHNOLOGIES CORPORATION
                  ----------------------------------------------
                  (Name of Small Business Issuer in its charter)

          Nevada                                           87-0429154
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

             1242 Roosevelt Avenue, Salt Lake City, Utah  84105
            -----------------------------------------------------
             (Address of principal executive offices and Zip Code)

                                 (801) 485-1645
              --------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X  No     (2)  Yes          No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           10,501,000
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of February 15, 1999

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

DAVID T. THOMSON P.C.                              Certified Public Accountant
------------------------------------------------------------------------------

ACCOUNTANT'S DISCLAIMER OF OPINION

Board of Directors and Stockholders
PINE VIEW TECHNOLOGIES CORPORATION

The accompanying balance sheets of Pine View Technologies Corporation (a development stage company) as of July 31, 1998, and the related statements of operations and cash flows for the nine month periods ended July 31, 1998 and July 31, 1997 and from the date of inception (November 5, 1985) though July 31, 1998 (cumulative during the development stage), were not audited by me and accordingly, I do not express an opinion on them.

Management has elected to omit substantially all of the disclosures and the statement of stockholders' equity required by generally accepted accounting principles. The effects of the departures on the financial statements are not reasonably determinable at this time.

The balance sheet of Pine View Technologies Corporation as of October 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the year then ended were examined by me and in my report dated December 3, 1997, I expressed an unqualified opinion. The accompanying balance sheet as of October 31, 1997 was derived from those financial statements.

/S/ David T. Thomson P.C.
Salt Lake City, Utah
November 9, 1998

























P.O. Box 571605 - Murray, Utah 84157 - (801) 966-9481

                       PINE VIEW TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEETS

                                    ASSETS

                                               July 31,           October 31,
                                                 1998                 1997
                                              -----------         -----------
                                              (Unaudited)
CURRENT ASSETS:
  Cash in bank                               $    66,345         $    68,229
  Other receivable                                  -                    492
  Accrued interest receivable,
   less allowance                                   -                   -
                                             -----------         -----------
     Total Current Assets                         66,345              68,721
                                             -----------         -----------
OTHER ASSETS:
  Deferred tax asset                               1,923               1,923
                                             -----------         -----------

     Total Other Assets                            1,923               1,923
                                             -----------         -----------
TOTAL ASSETS                                 $    68,268         $    70,644
                                             ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $     1,625        $      1,500
  Income taxes payable                              -                   -
                                             -----------        ------------
     Total Current Liabilities                     1,625               1,500
                                             -----------        ------------
STOCKHOLDERS' EQUITY:
  Common stock $.001 par value,
   50,000,000 shares authorized,
   10,501,000 shares issued
   and outstanding both periods                   10,501              10,501
  Capital in excess of par value                  98,150              98,150
  Deficit accumulated during the
   development stage                             (42,008)            (39,507)
                                             -----------        ------------
      Total Stockholders' Equity                  66,643              69,144
                                             -----------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    68,268        $     70,644
                                             ===========        ============






NOTE: The balance sheet at October 31, 1997 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                                                                 From Inception
                                          For the Three                     For the Nine         on November 5,
                                           Months Ended                     Months Ended          1985 Through
                                              July 31,                         July 31,             July 31,
                                     ---------------------------      ------------------------     ----------
                                        1998            1997             1998           1997           1998
                                     ----------      -----------      ----------      ---------     ---------
REVENUE:
 Interest income                     $      670      $       668      $    2,001      $   2,012     $  50,023
                                     ----------      -----------      ----------      ---------     ---------
                                            670              668           2,001          2,012        50,023
                                     ----------      -----------      ----------      ---------     ---------
EXPENSES:
 Office and general                         279               55             283            812         9,513
 Amortization                              -               -                -              -              110
 Professional fees                        2,245              588           4,219          3,366        24,837
 Realized loss
  on marketable securities                 -               -                -              -           40,515
 Bad debt expense                          -               -                -              -           12,823
 Loss from operation
  of discontinued subsidiary               -               -                -              -            3,357
                                     ----------      -----------      ----------      ---------     ---------

     Total Expenses                       2,524              643           4,502          4,178        91,155
                                     ----------      -----------      ----------      ---------     ---------
NET INCOME (LOSS)
 BEFORE TAXES                            (1,854)              25          (2,501)        (2,166)      (41,132)

TAX (EXPENSE) BENEFIT                      -                 483            -               483          (876)
                                     ----------      -----------      ----------      ---------     ---------
NET INCOME (LOSS)                    $   (1,854)     $       508      $   (2,501)     $  (1,683)    $ (42,008)
                                     ----------      -----------      ----------      ---------     ---------

INCOME (LOSS) PER SHARE              $    (0.00)     $      0.00      $    (0.00)     $   (0.00)    $   (0.00)
                                     ----------      -----------      ----------      ---------     ---------



The accompanying notes are an integral part of these financial statements.

                     PINE VIEW TECHNOLOGIES CORPORATION
                        (A Development Stage Company)
                     CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 From Inception
                                          For the Three                     For the Nine         on November 5,
                                           Months Ended                     Months Ended          1985 Through
                                              July 31,                         July 31,             July 31,
                                     ---------------------------      ------------------------     ----------
                                        1998            1997             1998           1997           1998
                                     ----------      -----------      ----------      ---------     ----------
CASH FLOWS FROM (USED IN)
 OPERATING ACTIVITIES
 Net income (loss)                   $  (1,854)      $      508        $  (2,501)     $  (1,683)    $  (42,008)
 Adjustment to reconcile net
  income to net cash provided
   (used) by operating activities
   Amortization expense                   -                -                -              -               330
   Realized Loss on
    marketable securities                 -                -                -              -            40,515
   Changes in assets
    and liabilities
     Other receivable                     -                 316              492            316           -
     Deferred tax asset                   -                -                -              -            (1,923)
     Accounts payable                       725             642              125            602          1,625
                                     ----------      -----------      ----------      ---------     ----------
   Net cash provided (used)
    from operating activities            (1,129)           1,466          (1,884)          (765)        (1,461)
                                     ----------      -----------      ----------      ---------     ----------
CASH FLOWS FROM (USED) IN
 INVESTING ACTIVITIES
 Organization costs                        -               -                -              -             (330)
 Purchase of marketable
  securities                               -               -                -              -          (45,000)
 Sale of marketable
  securities                               -               -                -              -            4,485
                                     ----------      -----------      ----------      ---------     ---------
   Net cash provided (used)
    from investing activities              -               -                -              -          (40,845)
                                     ----------      -----------      ----------      ---------     ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Proceeds from common
  stock issuance                           -                                               -          135,020
 Cost of stock issuance                    -               -                -              -          (26,369)
                                     ----------      -----------      ----------      ---------     ---------
   Net cash from
    financing activities                   -               -                -              -          108,651
                                     ----------      -----------      ----------      ---------     ---------
NET CASH PROVIDED (USED)
 DURING PERIOD                           (1,129)           1,466          (1,884)          (765)       66,345

CASH AND CASH EQUIVALENTS
 BEGINNING                               67,474           67,217          68,229         69,448          -
                                     ----------      -----------      ----------      ---------     ---------
CASH AND CASH EQUIVALENTS
 ENDING                              $   66,345      $    68,683       $  66,345      $  68,683      $ 66,345
                                     ----------      -----------      ----------      ---------     ---------
SUPPLEMENTAL INFORMATION
 Taxes Paid                          $     -         $      -         $    -          $    -        $   3,291
                                     ----------      -----------      ----------      ---------     ---------
 Interest Paid                       $     -         $      -         $    -          $    -        $      77
                                     ----------      -----------      ----------      ---------     ---------



The accompanying notes are an integral part of these financial statements

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at July 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1997 audited financial statements. The results of operations for the periods ended July 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

Liquidity and Capital Resources
-------------------------------

     As of July 31, 1998, the Company had assets of $68,268 and liabilities of $1,625. Working Capital at July 31, 1998, was $66,643. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three and nine months ended July 31, 1998, the Company had expenses of $2,524 and $4,502, respectively. These expenses primarily consisted of professional fees associated with maintaining the Company's financial statements and SEC reporting obligations. The Company will also have to continue to pay for professional fees associated with maintaining its reporting obligations with the SEC.

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

                                      PINE VIEW TECHNOLOGIES CORPORATION, INC.
                                      [Registrant]

Dated: February 15, 1999           By:/s/Stephen B. Cluff, President and
                                    Principal Financial Officer