Form 10KSB
period 1998-10-31
PINE VIEW TECHNOLOGIES CORP
filed 1999-04-29
CIK 786771

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       October 31, 1998
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [ ]  No [X]  (2)  Yes[X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $2,649
                                                            ------
  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at February 15, 1999, of $0.02 per share, the market value of shares held by nonaffiliates would be $160,970.

  As of February 18, 1999, the Registrant had 10,501,000 shares of common stock issued and outstanding.

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

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended October 31, 1998.

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

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
January 1997                $0.02          $0.02
April 1997                  $0.02          $0.02
July 1997                   $0.02          $0.02
October 1997                $0.02          $0.02

January 1998                $0.02          $0.02
April 1998                  $0.02          $0.02
July 1998                   $0.02          $0.02
October 1998                $0.02          $0.02

January 1998                $0.02          $0.02

     At February 15, 1999, the bid and asked price for the Company's Common Stock was $0.02 and $0.10 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At February 18, 1999, the Company had approximately 338 shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1998, the Company had $64,658 in assets and no liabilities resulting in Working Capital of $64,658. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. For the twelve months ended October 31, 1998, the Company's principal expenses were professional fees of $4,719 and general and administrative expenses of $493. The only revenue the Company received was from interest income of $2,649. This revenue and expense amounts are similar to those experienced in 1997. For the year ended October 31, 1997, expenses were $6,175 and revenue was $2,697.

     Since inception the Company has not generated revenue, other than nominal interest income, and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

RESULTS OF OPERATIONS

     The Company has not had any operations during the fiscal year ended October 31, 1998, and has not had any operations since its incorporation. The Company's only operations to date have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.


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

                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of February 18, 1998, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Stephen B. Cluff   55      President and           1989
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

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 1998, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Stephen B. Cluff    1998   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
President and CEO   1997    -0-     -0-       -0-         -0-      -0-     -0-       -0-
                    1996    -0-     -0-       -0-         -0-      -0-     -0-       -0-


     Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended October 31, 1998, 1997, and 1996.

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


   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of February 15, 1999, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 10,501,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended October 31, 1998, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended October 31, 1998, there were no material transactions between the Company and its management of principal shareholders.

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

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of David T. Thomson, Certified Public Accountants        12

Balance Sheets as of October 31, 1998, and 1997                 13

Statements of Operations for the fiscal years ended October
31, 1998, and 1997                                              14

Statements of Stockholders' Equity for the years ended
October 31, 1998, and 1997, and  from inception                 15

Statements of Cash Flows for the fiscal years ended
October 31, 1998, and 1997                                      17

Notes to Financial Statements                                   18

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

                                Pine View Technologies Corporation


Date: February 15, 1999       By:/s/Stephen B. Cluff, President and Director
                                (Principal Executive Officer)

DAVID T. THOMSON P.C.                             Certified Public Accountant
-----------------------------------------------------------------------------


Independent Auditor's Report
----------------------------


Board of Directors and Stockholders
PINE VIEW TECHNOLOGIES CORPORATION
Salt Lake City, Utah

I have audited the accompanying balance sheets of Pine View Technologies Corporation (a development stage company) as of October 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from November 5, 1985 (inception) to
October 31, 1998.   These financial statements are the responsibility of the
Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine View Technologies Corporation as of October 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and from November 5, 1985 (inception) to October 31, 1998 in conformity with generally accepted accounting principles.

/S/ DAVID T. THOMPSON P.C.
Salt Lake City, Utah
December 21, 1998













P.O. Box 571605 - Murray, Utah 84157 -(801) 966-9481

                        PINE VIEW TECHNOLOGIES CORPORATION
                           (A Development Stage Company)
                                   BALANCE SHEETS
                             OCTOBER 31, 1998 AND 1997

                                      ASSETS

                                              1998                1997
                                        ----------------    ----------------
CURRENT ASSETS:
 Cash in bank                           $         64,658    $         68,229
 Other receivable                                   -                    492
 Accrued interest receivable, less
  allowance of $12,823, both years                  -                   -
                                        ----------------    ----------------
    Total Current Assets                          64,658              68,721
                                        ----------------    ----------------
OTHER ASSETS:
 Deferred tax asset                                 -                  1,923
                                        ----------------    ----------------
      Total Other Assets                            -                  1,923
                                        ----------------    ----------------
TOTAL ASSETS                            $         64,658    $         70,644
                                        ================    ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                       $           -       $          1,500
 Income taxes payable                               -                   -
                                        ----------------    ----------------
     Total Current Liabilities                      -                  1,500
                                        ----------------    ----------------
STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 50,000,000
  shares authorized, 10,501,000 shares
  issued and outstanding both periods             10,501              10,501
 Capital in excess of par value                   98,150              98,150
 Earnings (deficit) accumulated during
  the development stage                          (43,993)            (39,507)
                                        ----------------    ----------------
     Total Stockholders' Equity                   64,658              69,144
                                        ----------------    ----------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $         64,658    $         70,644
                                        ================    ================





The accompanying notes are an integral part of these financial statements.

                      PINE VIEW TECHNOLOGIES CORPORATION
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                                            From Inception on
                               For The          For The      November 5, 1985
                              Year Ended       Year Ended         Through
                              October 31,      October 31,       October 31,
                                 1998             1997              1998
                             -------------    -------------    --------------
REVENUE:
 Interest Income             $       2,649    $       2,697    $       50,671
                             -------------    -------------    --------------
                                     2,649            2,697            50,671
                             -------------    -------------    --------------
EXPENSES:
 Office and general                    493              742             9,723
 Amortization                         -                -                  110
 Professional fees                   4,719            5,433            25,337
 Realized loss on
  marketable securities               -                -               40,515
 Bad debt expense                     -                -               12,823
 Loss from operations
  of discontinued
  subsidiary                          -                -                3,357
                             -------------    -------------    --------------

    Total Expenses                   5,212            6,175            91,865
                             -------------    -------------    --------------

INCOME (LOSS) BEFORE TAX
 PROVISIONS OR BENEFIT              (2,563)          (3,478)          (41,194)


(PROVISION) FOR BENEFIT OF
  INCOME TAXES                      (1,923)             975            (2,799)
                             -------------    -------------    --------------
NET INCOME (LOSS)            $      (4,486)   $      (2,503)   $      (43,993)
                             =============    =============    ==============
EARNINGS (LOSS) PER SHARE    $       (0.00)   $       (0.00)   $        (0.00)
                             =============    =============    ==============
















The accompanying notes are an integral part of these financial statements

                      PINE VIEW TECHNOLOGIES CORPORATION
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1985
                           THROUGH OCTOBER 31, 1998

                                                                                       Earnings
                                                                                      Accumulated
                                                                         Capital in    During The
                                                   Common Stock           Excess of   Development
                                               Shares        Amount       Par Value      Stage
                                             ----------    ----------    ----------    ----------
BALANCE, November 5, 1985                          -       $     -       $     -       $     -
                                             ----------    ----------    ----------    ----------
Shares issued to initial stockholders for
 cash, November 1985 at $.00125 per share     4,000,000         4,000         1,000          -

Net loss for the period ended
 October 31, 1986                                  -             -             -             (141)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1986                     4,000,000         4,000         1,000          (141)

Shares issued to the public for cash,
 July, 1987 at $.02 per share - net
 of offering costs of $26,369                 6,501,000         6,501        97,150          -

Net loss for year ended October 31, 1987           -             -             -           (1,115)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1987                    10,501,000        10,501        98,150        (1,256)

Net income for year ended October 31, 1988         -             -             -            3,097
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1988                    10,501,000        10,501        98,150         1,841

Net loss for year ended October 31, 1989           -             -             -           (4,493)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1989                    10,501,000        10,501        98,150        (2,652)

Net income for year ended October 31, 1990         -             -             -            2,848
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1990                    10,501,000        10,501        98,150           196

Net income for year ended October 31, 1991         -             -             -            3,856
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1991                    10,501,000        10,501        98,150         4,052

Net income for year ended October 31, 1992         -             -             -            3,235
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1992                    10,501,000        10,501        98,150         7,287

Net loss for year ended October 31, 1993           -             -             -           (7,116)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1993                    10,501,000        10,501        98,150           171

Net loss for year ended October 31, 1994           -             -             -          (29,700)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1994                    10,501,000    $   10,501    $   98,150    $  (29,529)








The accompanying notes are an integral part of these financial statements

                      PINE VIEW TECHNOLOGIES CORPORATION
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (continued)
                 FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1985
                           THROUGH OCTOBER 31, 1998

                                                                                       Earnings
                                                                                      Accumulated
                                                                         Capital in    During The
                                                   Common Stock           Excess of   Development
                                               Shares        Amount       Par Value      Stage
                                             ----------    ----------    ----------    ----------
Net loss for year ended October 31, 1995           -             -             -           (2,465)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1995                    10,501,000    $   10,501    $   98,150    $  (31,994)

Net loss for year ended October 31, 1996           -             -             -           (5,010)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1996                    10,501,000    $   10,501    $   98,150    $  (37,004)

Net loss for year ended October 31, 1997           -             -             -           (2,503)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1997                    10,501,000    $   10,501    $   98,150    $  (39,507)

Net loss for year ended October 31, 1998           -             -             -           (4,486)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1998                    10,501,000    $   10,501    $   98,150    $  (43,993)
                                             ----------    ----------    ----------    ----------






The accompanying notes are an integral part of these financial statements

                  PINE VIEW TECHNOLOGIES CORPORATION
                    (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS

                                                                                      From Inception on
                                                        For The          For The      November 5, 1985
                                                       Year Ended       Year Ended        Through
                                                       October 31,      October 31,     October 31,
                                                          1998             1997           1998
                                                      -------------  -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (Loss)                                    $     (4,486)  $     (2,503)   $    (43,993)
                                                      ------------   ------------    ------------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization expense                                      -              -                330
    Realized Loss on marketable securities                    -              -             40,515
    Changes in assets and liabilities:
     Other receivable                                          492           (176)           -
     Accrued interest receivable                              -              -               -
     Deferred tax asset                                      1,923           -               -
     Accounts payable                                       (1,500)         1,460            -
     Income tax payable                                       -              -               -
                                                      ------------   ------------    ------------

                                                               915          1,284          40,845
                                                      ------------   ------------    ------------
     Net Cash Flows provided (used)
      from Operating Activities                             (3,571)         1,219          (3,148)
                                                      ------------   ------------    ------------
CASH FLOWS FROM IN INVESTING ACTIVITIES:
 Organization costs                                           -              -               (330)
 Purchase of marketable securities                            -              -            (45,000)
 Sale of marketable securities                                -              -              4,485
                                                      ------------   ------------    ------------
      Net Cash Flows provided (used)
       from Investing Activities                              -              -            (40,845)
                                                      ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance                      -              -            135,020
     Cost of stock issuance                                   -              -            (26,369)
                                                      ------------   ------------    ------------
      Net Cash Flows from Financing Activities                -              -            108,651
                                                      ------------   ------------    ------------

NET INCREASE (DECREASE) IN CASH                             (3,571)         1,219          64,658

CASH AT BEGINNING OF PERIOD                                 68,229         69,448            -
                                                      ------------     ----------    ------------
CASH AT END OF PERIOD                                 $     64,658     $   68,229    $     64,658
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

Income Taxes - Income taxes have been provided on financial statement income. Realized losses from marketable securities held for investment and the allowance for bad debt on accrued interest have been recognized for financial statement purposes but are not recognized for income tax purposes until realized losses from marketable securities are netted against realized gains from marketable securities or bad debt losses are actually written off. A deferred income tax benefit from timing difference of $12,823 for 1997 was calculated to be $1,923 for 1997 and is shown as a deferred tax asset in the financial statements for that year. In 1998 the valuation allowance increased for the deferred tax amount of $1,923.

Statement of Cash Flows - For purposes of the statement of cash flows, PVT considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. PVT did not have noncash investing and financing activities during the periods presented.

     Supplemental disclosures of cash flow information:

        Cash paid during the period ended;
                                                From Inception on
                  For The       For The         November 5, 1985
                  Year Ended    Year Ended            Through
                  October 31,   October 31,         October 31,
                     1996          1995                1996
                  ----------     ----------        -----------
  Interest        $        -     $        -        $        77
                  ==========     ==========        ===========
  Income taxes    $        -     $        -        $     3,291
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

NOTE 3 - INCOME TAXES

Income tax expense includes federal taxes currently payable less deferred taxes arising from timing differences between financial statement and tax basis income. The income tax expense which is currently payable amounts to $-0- (zero) at October 31, 1998 and $-0- (zero) at October 31, 1997, less deferred tax expenses of $1,923 for 1998 and deferred tax expense of $-0-
(zero) for 1997.

The Company has a net operating loss carryover (NOL) of $2,791 at October 31, 1998 and a NOL of $198 at October 31, 1997. The NOL expires in the year 2012. The Company has set up an allowance for the NOL benefit of $419 and $30 at October 31, 1998 and 1997 respectively. The change in the allowance for 1998 was $389 and $30 in 1997.


NOTE 4 - LOAN RECEIVABLE

At October 31, 1992 PVT had loaned $50,309 to F.D.G., Inc., which is located in Utah. The loans were secured and had interest paying at a rate of four percent (4%) per month. The amounts to be loaned and repaid were done per specific provisions of a loan and security agreement between PVT and F.D.G., Inc.

At October 31, 1992 all the principal amount loaned to F.D.G. had been repaid. At October 31, 1998 and 1997 $12,823 of interest due on money loaned to F.D.G., Inc. remains unpaid and in 1998 and 1997 a valuation allowance of the total amount owed of $12,823 for both years was applied against the accrued receivable shown in the balance sheets for both years.