Form 10QSB
period 1999-01-31
PINE VIEW TECHNOLOGIES CORP
filed 1999-05-24
CIK 786771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    January 31, 1999

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

(1)  Yes  X  No     (2)  Yes          No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           10,501,000
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of May 20, 1999

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

                        PINE VIEW TECHNOLOGIES CORPORATION
                           (A Development Stage Company)

                                   BALANCE SHEETS


                                      ASSETS

                                           January 31,        October 31,
                                              1999                1998
                                        ----------------    ----------------
                                          (Unaudited)
CURRENT ASSETS:
 Cash in bank                           $         64,245    $         64,658
 Accrued interest receivable, less
  allowance                                         -                   -
                                        ----------------    ----------------
    Total Current Assets                          64,245              64,658
                                        ----------------    ----------------

TOTAL ASSETS                            $         64,245    $         64,658
                                        ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                       $           -       $           -
 Income taxes payable                               -                   -
                                        ----------------    ----------------
     Total Current Liabilities                      -                   -
                                        ----------------    ----------------

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 50,000,000
  shares authorized, 10,501,000 shares
  issued and outstanding both periods             10,501              10,501
 Capital in excess of par value                   98,150              98,150
 Deficit accumulated during
  the development stage                          (44,406)            (43,993)
                                        ----------------    ----------------
     Total Stockholders' Equity                   64,245              64,658
                                        ----------------    ----------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $         64,245    $         64,658
                                        ================    ================






NOTE: The balance sheet at October 31, 1998 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

                      PINE VIEW TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    For the Three            From Inception on
                                     Months Ended             November 5, 1985
                                      January 31,                 Through
                             ------------------------------      January 31,
                                 1999             1998              1999
                             -------------    -------------    --------------
REVENUE:
 Interest Income             $         572    $         679    $       51,243
                             -------------    -------------    --------------
                                       572              679            51,243
                             -------------    -------------    --------------
EXPENSES:
 Office and general                   -                -                9,723
 Amortization                         -                -                  110
 Professional fees                     985            1,180            26,322
 Realized loss on
  marketable securities               -                -               40,515
 Bad debt expense                     -                -               12,823
 Loss from operations
  of discontinued
  subsidiary                          -                -                3,357
                             -------------    -------------    --------------

    Total Expenses                     985            1,180            92,850
                             -------------    -------------    --------------

NET INCOME (LOSS) BEFORE
 TAXES                                (413)            (501)          (41,607)


TAX (EXPENSE) BENEFIT                 -                -               (2,799)
                             -------------    -------------    --------------
NET INCOME (LOSS)            $        (413)   $        (501)   $      (44,406)
                             =============    =============    ==============
INCOME (LOSS) PER SHARE      $       (0.00)   $       (0.00)   $        (0.00)
                             =============    =============    ==============
















The accompanying notes are an integral part of these financial statements

                      PINE VIEW TECHNOLOGIES CORPORATION
                        (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              For the Three         From Inception on
                                                              Months Ended           November 5, 1985
                                                                January 31,              Through
                                                      ----------------------------     January 31,
                                                          1999             1998           1999
                                                      -------------  -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (Loss)                                    $      9,413   $       (501)   $    (44,406)

 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization expense                                      -              -                330
    Realized Loss on marketable securities                    -              -             40,515
    Changes in assets and liabilities:
     Accounts payable                                         -            (1,394)           -
                                                      ------------   ------------    ------------

     Net Cash Flows provided (used)
      from Operating Activities                               (413)        (1,895)         (3,561)
                                                      ------------   ------------    ------------
CASH FLOWS FROM (USED)IN INVESTING ACTIVITIES:
 Organization costs                                           -              -               (330)
 Purchase of marketable securities                            -              -            (45,000)
 Sale of marketable securities                                -              -              4,485
                                                      ------------   ------------    ------------
      Net Cash Flows provided (used)
       from Investing Activities                              -              -            (40,845)
                                                      ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance                      -              -            135,020
     Cost of stock issuance                                   -              -            (26,369)
                                                      ------------   ------------    ------------
      Net Cash Flows from Financing Activities                -              -            108,651
                                                      ------------   ------------    ------------

NET CASH PROVIDED (USED) DURING PERIOD                        (413)        (1,895)         64,245

CASH AND CASH EQUIVALENTS - BEGINNING                       64,658         68,229            -
                                                      ------------     ----------    ------------
CASH AND CASH EQUIVALENTS - ENDING                    $     64,245     $   66,334    $     64,245
                                                      ============     ==========    ============

SUPPLEMENTAL INFORMATION
   Taxes paid                                         $       -        $     -       $      3,291
                                                      ============     ==========    ============
   Interest paid                                      $       -        $     -       $         77
                                                      ============     ==========    ============










The accompanying notes are an integral part of these financial statements.

                    PINE VIEW TECHNOLOGIES CORPORATION
                      (A Development Stage Company)

                 UNAUDITED NOTES TO FINANCIAL STATEMENTS


NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at January 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1998 audited financial statements. The results of operations for the periods ended January 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

Liquidity and Capital Resources
-------------------------------

     As of January 31, 1999, the Company had assets of $64,245 and no liabilities resulting in Working Capital of $64,245. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three months ended January 31, 1999, the Company had expenses of $985. These expenses primarily consisted of professional fees associated with maintaining the Company's financial statements and SEC reporting obligations. The Company will continue to pay for professional fees associated with maintaining its reporting obligations with the SEC.

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

                                      PINE VIEW TECHNOLOGIES CORPORATION, INC.
                                      [Registrant]

Dated: May 24, 1999                 By:/s/Stephen B. Cluff, President and
                                            Principal Financial Officer