Form 10QSB
period 1999-04-30
PINE VIEW TECHNOLOGIES CORP
filed 1999-05-25
CIK 786771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    April 30, 1999

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

                        PINE VIEW TECHNOLOGIES CORPORATION
                           (A Development Stage Company)

                             CONDENSED BALANCE SHEETS


                                      ASSETS

                                            April 30,          October 31,
                                              1999                1998
                                        ----------------    ----------------
                                          (Unaudited)
CURRENT ASSETS:
 Cash in bank                           $         64,708    $         64,658
 Accrued interest receivable, less
  allowance                                         -                   -
                                        ----------------    ----------------
    Total Current Assets                          64,708              64,658
                                        ----------------    ----------------

TOTAL ASSETS                            $         64,708    $         64,658
                                        ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                       $          1,630    $           -
 Income taxes payable                               -                   -
                                        ----------------    ----------------
     Total Current Liabilities                     1,630                -
                                        ----------------    ----------------

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 50,000,000
  shares authorized, 10,501,000 shares
  issued and outstanding both periods             10,501              10,501
 Capital in excess of par value                   98,150              98,150
 Deficit accumulated during
  the development stage                          (45,573)            (43,993)
                                        ----------------    ----------------
     Total Stockholders' Equity                   63,078              64,658
                                        ----------------    ----------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $         64,708    $         64,658
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

                        PINE VIEW TECHNOLOGIES CORPORATION
                           (A Development Stage Company)

                        CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                               From Inception on
                                                For the Three                For the Six        November 5, 1985
                                                Months Ended                 Months Ended            Through
                                                  April 30,                    April 30,            April 30,
                                        ---------------------------  ---------------------------   ------------
                                            1999            1998         1999          1998           1999
                                        ------------   ------------  ------------   ------------   ------------
REVENUE
 Interest income                        $        530   $        652 $       1,102   $      1,331   $     51,773
                                        ------------   ------------  ------------   ------------   ------------
                                        $        530   $        652 $       1,102   $      1,331   $     51,773
                                        ------------   ------------  ------------   ------------   ------------

EXPENSES:
 Office and general                             -                 4          -                 4          9,723
 Amortization                                   -              -             -              -               110
 Professional fees                             1,697            794         2,682          1,974         28,019
 Realized loss on marketable securities         -              -             -              -            40,515
 Bad debt expense                               -              -             -              -            12,823
 Loss from operations of discontinued
  subsidiary                                    -              -             -              -             3,357
                                        ------------   ------------  ------------   ------------   ------------

   Total Expenses                              1,697            798         2,682          1,978         94,547
                                        ------------   ------------  ------------   ------------   ------------

NET INCOME (LOSS) BEFORE TAXES                (1,167)          (146)       (1,580)          (647)       (42,774)

TAXES (EXPENSE) BENEFIT                         -              -             -              -            (2,799)
                                        ------------   ------------  ------------   ------------   ------------

NET INCOME (LOSS)                       $     (1,167)  $       (146) $     (1,580)  $       (647)  $    (45,573)
                                        ============   ============  ============   =============  ============

INCOME (LOSS) PER SHARE                 $      (0.00)  $      (0.00) $      (0.00)  $      (0.00)  $      (0.00)
                                        ============   ============  ============   =============  ============




The accompanying notes are an integral part of the financial statements.

                        PINE VIEW TECHNOLOGIES CORPORATION
                           (A Development Stage Company)

                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                               From Inception on
                                                For the Three                For the Six        November 5, 1985
                                                Months Ended                 Months Ended            Through
                                                  April 30,                    April 30,            April 30,
                                        ---------------------------  ---------------------------   ------------
                                            1999            1998         1999          1998           1999
                                        ------------   ------------  ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (Loss)                      $     (1,167)  $       (146) $     (1,580)   $      (647)  $    (45,573)

 Adjustments to reconcile net income
  to net cash provided (Used) by
  operating activities:
    Amortization expense                        -              -             -              -               330
    Realized Loss on marketable
     securities                                 -              -             -              -            40,515
    Changes in assets and liabilities:
     Other receivable                           -               492          -               492           -
     Deferred tax asset                         -              -             -              -              -
     Accounts payable                          1,630            794         1,630           (600)         1,630
                                        ------------   ------------  ------------   ------------   ------------

     Net Cash Flows provided (used)
      from Operating Activities                  463          1,140           (50)          (755)        (3,098)
                                        ------------   ------------  ------------   ------------   ------------
CASH FLOWS FROM (USED)IN INVESTING
  ACTIVITIES:
 Organization costs                             -              -             -              -              (330)
 Purchase of marketable securities              -              -             -              -           (45,000)
 Sale of marketable securities                  -              -             -              -             4,485
                                        ------------   ------------  ------------   ------------   ------------
      Net Cash Flows provided (used)
       from Investing Activities                -              -             -              -           (40,845)
                                        ------------   ------------  ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock
      issuance                                  -                                           -           135,020
     Cost of stock issuance                     -              -             -              -           (26,369)
                                        ------------   ------------  ------------   ------------   ------------
      Net Cash Flows from Financing
       Activities                               -              -             -              -           108,651
                                        ------------   ------------  ------------   ------------   ------------

NET CASH PROVIDED (USED) DURING PERIOD           463          1,140           (50)         (755)         64,708

CASH AND CASH EQUIVALENTS - BEGINNING         64,245         66,334        64,658         68,229           -
                                        ------------   ------------  ------------   ------------   ------------
CASH AND CASH EQUIVALENTS - ENDING            64,708   $     67,474   $    64,708   $     67,474   $     64,708
                                        ------------   ------------  ------------   ------------   ------------

SUPPLEMENTAL INFORMATION
   Taxes paid                           $       -     $       -        $     -       $      -      $      3,291
                                        ============   ============  ============   =============  ============
   Interest paid                        $       -     $       -        $     -              -      $         77
                                        ============   ============  ============   =============  ============



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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1998 audited financial statements. The results of operations for the periods ended April 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

Liquidity and Capital Resources
-------------------------------

     As of April 30, 1999, the Company had assets of $64,708 and $1,630 in liabilities resulting in Working Capital of $63,708. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three months ended April 30, 1999, the Company had expenses of $1,697. These expenses primarily consisted of professional fees associated with maintaining the Company's financial statements and SEC reporting obligations. The Company will continue to pay for professional fees associated with maintaining its reporting obligations with the SEC.

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