Form 10QSB
period 1999-07-31
PINE VIEW TECHNOLOGIES CORP
filed 1999-09-21
CIK 786771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    July 31, 1999

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

(1)  Yes  X  No     (2)  Yes X        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           10,501,000
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of July 31, 1999

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

                       PINE VIEW TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                               July 31,           October 31,
                                                 1999                 1998
                                              -----------         -----------
                                              (Unaudited)
CURRENT ASSETS:
  Cash in bank                               $    61,903         $    64,658
  Other receivable                                  -                   -
  Accrued interest receivable,
   less allowance                                   -                   -
                                             -----------         -----------
     Total Current Assets                         61,903              64,658
                                             -----------         -----------
OTHER ASSETS:
  Deferred tax asset                                -                   -
                                             -----------         -----------

     Total Other Assets                             -                   -
                                             -----------         -----------
TOTAL ASSETS                                 $    61,903         $    64,658
                                             ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $       600        $       -
  Income taxes payable                              -                   -
                                             -----------        ------------
     Total Current Liabilities                       600                -
                                             -----------        ------------
STOCKHOLDERS' EQUITY:
  Common stock par value $.001;
   50,000,000 shares authorized,
   10,501,000 shares issued
   and outstanding both periods                   10,501              10,501
  Capital in excess of par value                  98,150              98,150
  Deficit accumulated during the
   development stage                             (47,348)            (43,993)
                                             -----------        ------------
      Total Stockholders' Equity                  61,303              64,658
                                             -----------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    61,903        $     64,658
                                             ===========        ============


NOTE: The balance sheet at October 31, 1998 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                                 CONDENSED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                                                                                                 From Inception
                                          For the Three                     For the Nine         on November 5,
                                           Months Ended                     Months Ended          1985 Through
                                              July 31,                         July 31,             July 31,
                                     ---------------------------      ------------------------     ----------
                                        1999            1998             1999           1998           1999
                                     ----------      -----------      ----------      ---------     ---------
REVENUE:
 Interest income                     $      497      $       670      $    1,599      $   2,001     $  52,270
                                     ----------      -----------      ----------      ---------     ---------
                                            497              670           1,599          2,001        52,270
                                     ----------      -----------      ----------      ---------     ---------
EXPENSES:
 Office and general                        -                 279            -               283         9,723
 Amortization                              -               -                -              -              110
 Professional fees                        2,272            2,245           4,954          4,219        30,291
 Realized loss
  on marketable securities                 -               -                -              -           40,515
 Bad debt expense                          -               -                -              -           12,823
 Loss from operation
  of discontinued subsidiary               -               -                -              -            3,357
                                      ----------      ----------      ----------      ---------     ---------
     Total Expenses                        2,272           2,524           4,954          4,502        98,819
                                      ----------      ----------      ----------      ---------     ---------
NET INCOME (LOSS)
 BEFORE TAXES                             (1,775)         (1,854)        (3,355)        (2,501)       (44,549)
                                       ----------      -----------      ----------      ---------     ---------

TAX (EXPENSE) BENEFIT                      -                -              -               -           (2,799)
                                       ----------     -----------     ----------      ---------      ---------
NET INCOME (LOSS)                    $    (1,775)     $   (1,854)      $ (3,355)     $  (2,501)    $  (47,348)
                                       ----------     -----------     ----------      ---------      ---------

INCOME (LOSS) PER SHARE              $     (0.00)     $    (0.00)      $  (0.00)     $   (0.00)    $    (0.00)
                                       ----------     -----------     ----------      ---------      ---------



The accompanying notes are an integral part of these financial statements.

                PINE VIEW TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                               CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                                                 From Inception
                                          For the Three                     For the Nine         on November 5,
                                           Months Ended                     Months Ended          1985 Through
                                              July 31,                         July 31,             July 31,
                                     ---------------------------      ------------------------     ----------
                                        1999            1998             1999           1998           1999
                                     ----------      -----------      ----------      ---------     ----------
CASH FLOWS FROM (USED IN)
 OPERATING ACTIVITIES
 Net income (loss)                   $  (1,775)      $  (1,854)        $  (3,355)     $ (2,501)    $  (47,348)
 Adjustment to reconcile net
  income to net cash provided
   (used) by operating activities
   Amortization expense                   -                -                -              -              330
   Realized Loss on
    marketable securities                 -                -                -              -           40,515
   Changes in assets
    and liabilities
     Other receivable                     -                -                -              492           -
     Deferred tax asset                   -                -                -              -           (1,923)
     Accounts payable                   (1,030)             725              600           125            600
                                       -------          -------          -------        ------         ------
   Net cash provided (used)
    by operating activities             (2,805)          (1,129)          (2,755)       (1,884)        (5,903)
                                       -------          -------          -------       -------        -------
CASH FLOWS FROM (USED) IN
 INVESTING ACTIVITIES
 Organization costs                        -               -                -              -             (330)
 Purchase of marketable
  securities                               -               -                -              -          (45,000)
 Sale of marketable
  securities                               -               -                -              -            4,485
                                        -------          -------          -------       -------       --------
   Net cash provided (used)
    by investing activities                -               -                -              -          (40,845)
                                        -------          -------          -------       -------       --------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Proceeds from common
  stock issuance                           -               -                -              -          135,020
 Cost of stock issuance                    -               -                -              -          (26,369)
                                     ----------      -----------      ----------      ---------       --------
   Net cash from
    financing activities                   -               -                -              -          108,651
                                     ----------      -----------      ----------      ---------       -------
NET CASH PROVIDED (USED)
 DURING PERIOD                          (2,805)          (1,129)         (2,755)        (1,884)        61,903

CASH AND CASH EQUIVALENTS
 BEGINNING                              64,708           67,474          64,658         68,229          -
                                       -------          -------         -------         ------         ------
CASH AND CASH EQUIVALENTS
 ENDING                                $61,903      $    66,345       $  61,903      $  66,345         61,903
                                       -------          -------         -------         ------         ------
SUPPLEMENTAL INFORMATION
 Taxes Paid                          $     -         $      -         $    -          $    -        $   3,291
                                       -------          -------         -------        -------         ------
 Interest Paid                       $     -         $      -         $    -          $    -        $      77
                                        -------          -------         -------      ---------     ---------

The accompanying notes are an integral part of these financial statements

                       PINE VIEW TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENT

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at July 31, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1998 audited financial statements. The results of operations for the periods ended July 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

Liquidity and Capital Resources
-------------------------------

     As of July 31, 1999, the Company had assets of $61,903 and liabilities of $600. Working Capital at July 31, 1999, was $61,303. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three and nine months ended July 31, 1999, the Company had expenses of $497 and $1,599, respectively. These expenses primarily consisted of professional fees associated with maintaining the Company's financial statements and SEC reporting obligations. The Company will also have to continue to pay for professional fees associated with maintaining its reporting obligations with the SEC.

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

                                      PINE VIEW TECHNOLOGIES CORPORATION, INC.
                                      [Registrant]

Dated: September 20, 1999           By:_________________________________
                                       Stephen B. Cluff
                                       President and Principal Financial
                                       Officer