Form 10KSB
period 1999-10-31
PINE VIEW TECHNOLOGIES INC
filed 2000-01-25
CIK 786771

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       October 31, 1999
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]  No [ ]  (2)  Yes[X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year: $2,066
                                                            ------
  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at January 12, 2000, of $0.02 per share, the market value of shares held by nonaffiliates would be $160,970.

  As of January 12, 2000, the Registrant had 10,501,000 shares of common stock issued and outstanding.

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

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended October 31, 1999.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "PVTC." Set forth below are the high and low bid prices for the Company's Common Stock for the last three quarters. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

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

     At January 12, 2000, the bid and asked price for the Company's Common Stock was $0.02 and $0.10 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At January 12, 2000, the Company had approximately 338 shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1999, the Company had $61,500 in assets and $300 in liabilities resulting in Working Capital of $61,200. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. For the twelve months ended October 31, 1999, the Company's principal expenses were professional fees of $5,314 and general and administrative expenses of $210. The only revenue the Company received was from interest income of $2,066. This revenue and expense amounts are similar to those experienced in 1998. For the year ended October 31, 1998, expenses were $5,212 and revenue was $2,649.

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

RESULTS OF OPERATIONS

     The Company has not had any operations during the fiscal year ended October 31, 1999, and has not had any operations since its incorporation. The Company's only operations to date have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.


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

                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of January 12, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Stephen B. Cluff   56      President and           1989
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

Key Consultant

     Noland Schneider, a principal shareholder of the Company, has been asked by the Company to assist it in locating a potential merger or acquisition candidate. Mr. Schneider is currently retired but has had extensive experience in assisting entities like the Company locate and merge with other corporations.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company is not subject to the requirements of Section 16(a) of the Exchange Act.

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 1999, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Stephen B. Cluff    1999   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
President and CEO   1998    -0-     -0-       -0-         -0-      -0-     -0-       -0-
                    1997    -0-     -0-       -0-         -0-      -0-     -0-       -0-


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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of January 12, 2000, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 10,501,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended October 31, 1999, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended October 31, 1999, there were no material transactions between the Company and its management of principal shareholders.

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

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of David T. Thomson, Certified Public Accountants        13

Balance Sheets as of October 31, 1999, and 1998                 14

Statements of Operations for the fiscal years ended October
31, 1999, and 1998                                              15

Statements of Stockholders' Equity for the years ended
October 31, 1999, and 1998, and  from inception                 16

Statements of Cash Flows for the fiscal years ended
October 31, 1999, and 1998                                      18

Notes to Financial Statements                                   19

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

                                Pine View Technologies Corporation


Date: January 14, 2000       By:/s/Stephen B. Cluff, President and Director
                                (Principal Executive Officer)

DAVID T. THOMSON P.C.                             Certified Public Accountant
-----------------------------------------------------------------------------


Independent Auditor's Report
----------------------------


Board of Directors and Stockholders
PINE VIEW TECHNOLOGIES CORPORATION
Salt Lake City, Utah

I have audited the accompanying balance sheets of Pine View Technologies Corporation (a development stage company) as of October 31, 1999 and 1998, and the related statements of operations, stockholders= equity and cash flows for the years then ended and for the period from November 5, 1985 (inception) to October 31, 1999. These financial statements are the responsibility of the Company=s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine View Technologies Corporation as of October 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and from November 5, 1985 (inception) to October 31, 1999 in conformity with generally accepted accounting principles.



Salt Lake City, Utah
December  16, 1999








P.O. Box 571605, Murray, Utah 84157

                        PINE VIEW TECHNOLOGIES CORPORATION
                           (A Development Stage Company)
                                  BALANCE SHEETS
                             OCTOBER 31, 1999 AND 1998

                                      ASSETS

                                              1999                1998
                                        ----------------    ----------------
CURRENT ASSETS:
 Cash in bank                           $         61,335    $         64,658
 Prepaid expenses                                    165                -
 Accrued interest receivable, less
  allowance of $12,823, both years                  -                   -
                                        ----------------    ----------------
    Total Current Assets                          61,500              64,658
                                        ----------------    ----------------
    TOTAL ASSETS                                  61,500              64,658
OTHER ASSETS:                           ================    ================
 Deferred tax asset                                 -                  1,923
                                        ----------------    ----------------
      Total Other Assets                            -                  1,923
                                        ----------------    ----------------
TOTAL ASSETS                            $         61,500    $         70,644
                                        ================    ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                       $            300    $           -
 Income taxes payable                               -                   -
                                        ----------------    ----------------
     Total Current Liabilities                       300                -
                                        ----------------    ----------------
STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 50,000,000
  shares authorized, 10,501,000 shares
  issued and outstanding both periods             10,501              10,501
 Capital in excess of par value                   98,150              98,150
 Earnings (deficit) accumulated during
  the development stage                          (43,451)            (43,993)
                                        ----------------    ----------------
     Total Stockholders' Equity                   61,200              64,658
                                        ----------------    ----------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $         61,500    $         64,658
                                        ================    ================





The accompanying notes are an integral part of these financial statements.

                      PINE VIEW TECHNOLOGIES CORPORATION
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                                            From Inception on
                               For The          For The      November 5, 1985
                              Year Ended       Year Ended         Through
                              October 31,      October 31,       October 31,
                                 1999             1998              1999
                             -------------    -------------    --------------
REVENUE:
 Interest Income             $       2,066    $       2,649    $       52,737
                             -------------    -------------    --------------
                                     2,066            2,649            52,737
                             -------------    -------------    --------------
EXPENSES:
 Office and general                    210              493             9,933
 Amortization                         -                -                  110
 Professional fees                   5,314            4,719            30,651
 Realized loss on
  marketable securities               -                -               40,515
 Bad debt expense                     -                -               12,823
 Loss from operations
  of discontinued
  subsidiary                          -                -                3,357
                             -------------    -------------    --------------

    Total Expenses                   5,524            5,212            97,389
                             -------------    -------------    --------------

INCOME (LOSS) BEFORE TAX
 PROVISIONS OR BENEFIT              (3,458)          (2,563)          (44,652)


(PROVISION) FOR BENEFIT OF
  INCOME TAXES                      ( -   )          (1,923)           (2,799)
                             -------------    -------------    --------------
NET INCOME (LOSS)            $      (3,458)   $      (4,486)   $      (47,451)
                             =============    =============    ==============
EARNINGS (LOSS) PER SHARE    $       (0.00)   $       (0.00)   $        (0.00)
                             =============    =============    ==============













The accompanying notes are an integral part of these financial statements

                      PINE VIEW TECHNOLOGIES CORPORATION
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1985
                           THROUGH OCTOBER 31, 1999

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








The accompanying notes are an integral part of these financial statements

                      PINE VIEW TECHNOLOGIES CORPORATION
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (continued)
                 FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1985
                           THROUGH OCTOBER 31, 1999

                                                                                       Earnings
                                                                                      Accumulated
                                                                         Capital in    During The
                                                   Common Stock           Excess of   Development
                                               Shares        Amount       Par Value      Stage
                                             ----------    ----------    ----------    ----------
Net loss for year ended October 31, 1995           -             -             -           (2,465)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1995                    10,501,000    $   10,501    $   98,150    $  (31,994)

Net loss for year ended October 31, 1996           -             -             -           (5,010)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1996                    10,501,000    $   10,501    $   98,150    $  (37,004)

Net loss for year ended October 31, 1997           -             -             -           (2,503)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1997                    10,501,000    $   10,501    $   98,150    $  (39,507)

Net loss for year ended October 31, 1998           -             -             -           (4,486)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1998                    10,501,000    $   10,501    $   98,150    $  (43,993)
                                             ----------    ----------    ----------    ----------
Net loss for the year ended October 31,
1999                                               -             -             -            3,458
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1999                    10,501,000        10,501        98,150        47,451
                                             ----------    ----------    ----------    ----------






The accompanying notes are an integral part of these financial statements

                  PINE VIEW TECHNOLOGIES CORPORATION
                    (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS

                                                                                      From Inception on
                                                        For The          For The      November 5, 1985
                                                       Year Ended       Year Ended        Through
                                                       October 31,      October 31,     October 31,
                                                          1999             1998           1999
                                                      -------------  -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (Loss)                                    $     (3,458)  $     (4,486)   $    (47,451)
                                                      ------------   ------------    ------------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization expense                                      -              -                330
    Realized Loss on marketable securities                    -              -             40,515
    Changes in assets and liabilities:
     Other receivable                                         -              (492)           -
     Prepaid expenses                                         (165)          -               (165)
     Deferred tax asset                                       -             1,923            -
     Accounts payable                                          300         (1,500)            300
     Income tax payable                                       -              -               -
                                                      ------------   ------------    ------------

                                                               135            915          40,980
                                                      ------------   ------------    ------------
     Net Cash Flows provided (used)
      from Operating Activities                             (3,323)        (3,571)         (6,471)
                                                      ------------   ------------    ------------
CASH FLOWS FROM IN INVESTING ACTIVITIES:
 Organization costs                                           -              -               (330)
 Purchase of marketable securities                            -              -            (45,000)
 Sale of marketable securities                                -              -              4,485
                                                      ------------   ------------    ------------
      Net Cash Flows provided (used)
       from Investing Activities                              -              -            (40,845)
                                                      ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance                      -              -            135,020
     Cost of stock issuance                                   -              -            (26,369)
                                                      ------------   ------------    ------------
      Net Cash Flows from Financing Activities                -              -            108,651
                                                      ------------   ------------    ------------

NET INCREASE (DECREASE) IN CASH                             (3,323)        (3,571)         61,335

CASH AT BEGINNING OF PERIOD                                 64,658         68,229            -
                                                      ------------     ----------    ------------
CASH AT END OF PERIOD                                 $     61,335     $   64,658    $     61,335
                                                      ============     ==========    ============












The accompanying notes are an integral part of these financial statements.

PINE VIEW TECHNOLOGIES CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE   1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Pine View Technologies Corporation (PVT) was organized under the laws of the Sate of Nevada on November 5, 1985 and has adopted October 31 as its fiscal year end. PVT has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. PVT proposes to seek potential business ventures which will allow for its long term growth. PVT has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of PVT and other relevant factors. Almost all of PVT=s revenue to date is from interest.

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

Statement of Cash Flows - For purposes of the statement of cash flows, PVT considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents, PVT did not have noncash investing and financing activities during the periods presented.

Supplemental disclosures of cash flow information:

Cash paid during the period ended;
                                                    From Inception on
                        For the     For the         November 5, 1985
                     Year Ended    Year Ended          Through
                     October 31,   October 31,        October 31,
                        1999          1998               1999
Interest             $     -       $     -            $    77
                     =======       =======            =======
Income taxes         $     -       $     -            $ 3,291

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








       20           PINE VIEW TECHNOLOGIES CORPORATION
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                              (Continued)


NOTE 2 - RELATED PARTY TRANSACTIONS

Office Rental - PVT has used the offices and clerical staff of an officer on a rent free basis.

Management Compensation - PVT has not compensated officers or directors for time or services.

NOTE 3 - INCOME TAXES

Income tax expense includes federal taxes currently payable less deferred taxes arising from timing differences between financial statement and tax basis income. The income tax expense which is currently payable amounts to $- 0- (zero) at October 31, 1999 and $-0- (zero) at October 31, 1998 less deferred tax expense of $-0- for 1999 and deferred tax expense of $1,923 for 1998.

The Company has a net operating loss carryover (NOL) of $6,249 at October 31, 1998 and a NOL of $2,791 at October 31, 1997. The NOL expires between 2011 and 2015. The Company has set up an allowance for the NOL benefit of $937 and $419 at October 31, 1999 and 1998 respectively. The change in the allowance for 1999 was $518 and $389 in 1998.


NOTE 4 - LOAN RECEIVABLE

At October 31, 1992 PVT had loaned $50,309 to F.D.G., Inc., which is located in Utah. The loans were secured and had interest paying at a rate of four percent (4%) per month. The amounts to be loaned and repaid were done per specific provisions of a loan and security agreement between PVT and F.D.G., Inc.

At October 31, 1992 all of the principal amount loaned to F.D.G. had been repaid. At October 31, 1999 and 1998 $12,823 of interest due on money loaned to F.D.G., Inc. remains unpaid and in 1999 and 1998 a valuation allowance of the total amount owed of $12,823 for both years was applied against the accrued receivable shown in the balance sheets for both years.