Form 10QSB
period 2000-04-30
PINE VIEW TECHNOLOGIES INC
filed 2000-06-14
CIK 786771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    April 30, 2000

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

(1)  Yes  X  No     (2)  Yes  X       No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           10,501,000
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 12, 2000

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

                                  PINE VIEW TECHNOLOGIES CORPORATION
                     (A Development Stage Company)
                        CONDENSED BALANCE SHEETS



                                                       ASSETS


                                           April 30,              October 31,
                                             2000                    1999
                                           ---------              ----------
                                          (Unaudited)

CURRENT ASSETS:
  Cash in bank                               $60,759                 $61,335
  Prepaid expenses
                                                -                        165

                                             -------                 -------
     Total Current Assets                    $60,759                 $61,500
                                             -------                 -------

TOTAL ASSETS                                 $60,759                 $61,500
                                             =======                 =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                           $ 1,215                 $   300
  Income taxes payable                          -                       -
                                             -------                 -------
     Total Current Liabilities                 1,215                     300
                                             -------                 -------

STOCKHOLDERS' EQUITY:
  Common stock $.001 par value,
  50,000,000 shares authorized,
  10,501,000 shares issued and
  outstanding both periods                    10,501                  10,501
  Capital in excess of par value              98,150                  98,150
  Deficit accumulated during the
  development stage                          (49,107)                (47,451)
                                             -------                  ------

     Total Stockholders' Equity               59,544                   61,200
                                             -------                  -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $60,759                  $61,500
                                             =======                  =======






The accompanying notes are an integral part of these financial statements.

                      PINE VIEW TECHNOLOGIES CORPORATION
                        (A Development Stage Company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                                From Inception on
                                            For the Three                  For the Six           November 5, 1985
                                            Months Ended                  Months Ended             Through
                                              April 30,                     April 30,              April 30,
                                           -----------------------------------------------------   --------
                                             2000          1999          2000          1999           2000
                                           --------      --------      --------      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $   (930)     $  (1,167)    $  (1,656)    $  (1,580)    $ (49,107)

Adjustments to reconcile net income
to net cash provided (used) by
operating activities:
Amortization expense                          -               -             -             -              330
Realized loss on marketable securities        -               -             -             -           40,515
Changes in assets and liabilities:
Prepaid expenses                              -               -             165           -             -
Accounts payable                                915         1,630           915          1,630         1,215
                                           --------      --------      --------      ---------      --------


  Net cash provided (used) from
     operating activities                       (15)          463          (576)           (50)       (7,047)
                                           --------      --------      --------       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Organization costs                          -              -             -             -              (300)
  Purchase of marketable securities           -              -             -             -           (45,000)
  Sale of marketable securities               -              -             -             -             4,485
                                           --------      --------       --------      --------      --------
Net cash flows provided (used)
     from investing activities                -              -             -             -           (40,845)
                                           --------      --------       --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds form common stock issuance         -              -             -             -           135,020
  Cost of stock issuance                      -              -             -             -           (26,369)
                                           --------      --------      ---------      ---------      --------

    Net cash flows from financing             -              -             -             -            108,651
    activities                             --------      --------      ---------      ---------      --------

NET CASH PROVIDED (USED) DURING PERIOD          (15)          463           (576)           (50)       60,759



CASH AND CASH EQUIVALENTS-BEGINNING           60,774         6,245         61,335        64,658          -
                                           ---------      --------      ---------      --------      --------
CASH AND CASH EQUIVALENTS-ENDING           $  60,759      $ 64,708      $  60,759      $ 64,708        60,759

SUPPLEMENT INFORMATION
  Taxes paid                               $    -         $   -         $    -         $    -         $ 3,291

                                           --------       --------      --------       ---------      --------
  Interest paid                            $    -         $   -         $    -         $    -         $    77
                                           --------       --------      ---------      ---------      --------






The accompanying notes are an integral part of these financial statements.

               PINE VIEW TECHNOLOGIES CORPORATION
                   (A Development Stage Company)
               CONDENSED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                                                               From Inception on
                                            For the Three                For the Six            November 5, 1985
                                            Months Ended                 Months Ended                Through
                                              April 30,                    April 30,                 April 30,
                                          -----------------            ----------------          ---------------
                                            2000          1999          2000           1999            2000
                                          --------      --------      --------      ---------      ---------
REVENUE
  Interest income                         $    485       $   530        $  972        $1,102      $ 53,709
                                          --------      --------      --------      --------      --------
                                               485           530           972         1,102        53,079
                                          --------      --------      --------      --------      --------
EXPENSES:
  Office and general                          -             -               33          -            9,996
  Amortization                                -             -             -             -              110
  Professional fees                          1,415         1,697         2,595         2,682        33,246
  Realized loss on marketable securities      -             -             -             -           40,515
  Bad debt expense                            -             -             -             -           12,823
  Loss form operations of discontinued
     subsidiary                               -             -             -             -            3,357
                                          --------      --------      --------      --------      --------
    Total Expenses                           1,415         1,697         2,628         2,682       100,017
                                          --------      --------      --------      --------      --------
NET INCOME (LOSS) BEFORE TAXES                (930)       (1,167)       (1,656)       (1,580)      (46,308)

TAX (EXPENSE) BENEFIT                         -             -             -             -           (2,799)
                                          --------      --------      --------      --------      --------
NET INCOME (LOSS)                         $   (930)     $ (1,167)     $ (1,656)     $ (1,580)     $(49,107)
                                          --------      --------      --------      --------      --------
INCOME (LOSS) PER SHARE                   $  (0.00)     $   (0.00)    $  (0.00)     $  (0.00)     $  (0.00)
                                          --------      ---------     --------      --------      --------


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

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.


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

Liquidity and Capital Resources
-------------------------------

     As of April 30, 2000, the Company had assets of $60,759 and $1,215 in liabilities resulting in Working Capital of $59,544. The Company has only incidental ongoing expenses. For the three and six months ended April 30, 2000, the Company had expenses of $1,415 and $2,628, respectively. These expenses primarily consisted of professional fees associated with maintaining the Company's financial statements and SEC reporting obligations. The Company will continue to pay for professional fees associated with maintaining its reporting obligations with the SEC. These expenses have remained fairly constant from prior years.

     Management anticipates that the Company will incur substantial cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company has the assets to meet these financial requirements. The Company does not, however, have assets to entice potential businesses to enter into transactions with the Company.

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

Results of Operations
---------------------

     The Company's has no operations except preliminary investigation of one or more potential business opportunities, none of which have come to fruition. The only revenue is from interest which was $485 for the three months ended April 30, 2000.

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

                                      PINE VIEW TECHNOLOGIES CORPORATION, INC.
                                      [Registrant]

Dated: June 12, 2000                  By:/s/Stephen B. Cluff, President and
                                              Principal Financial Officer