Form 10-Q
period 2000-07-31
PINE VIEW TECHNOLOGIES INC
filed 2000-09-14
CIK 786771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    July 31, 2000

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                  Commission File Number:   33-2310-D

                     PINE VIEW TECHNOLOGIES CORPORATION
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

          Nevada                                           87-0429154
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

             1242 Roosevelt Avenue, Salt Lake City, Utah  84105
             --------------------------------------------------
          (Address of principal executive offices and Zip Code)

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

(1)  Yes  X  No     (2)  Yes          No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           10,501,000
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of August 31, 2000

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

                        PINE VIEW TECHNOLOGIES CORPORATION
                           (A Development Stage Company)
                             CONDENSED BALANCE SHEETS
                            OCTOBER 31, 2000 AND 1999

                                      ASSETS

                                                July 31,           October 31
                                                  2000                1999
                                                --------            --------
CURRENT ASSETS:
 Cash in bank                                   $159,642            $ 61,335
 Prepaid expenses                                   -                    165
                                                --------            --------

    Total Current Assets                         159,642              61,500
                                                 -------            --------

    TOTAL ASSETS                                $159,642            $ 61,500
                                                ========            ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts payable                              $     495            $    300
 Advance                                         100,000                -
                                               ---------            --------
     Total Current Liabilities                   100,495                 300
                                               ---------            --------
STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 50,000,000
  shares authorized, 10,501,000 shares
  issued and outstanding both periods             10,501              10,501
 Capital in excess of par value                   98,150              98,150
 Deficit accumulated during
  the development stage                          (49,504)            (47,451)
                                                --------            --------

     Total Stockholders' Equity                   59,147              61,200
                                                --------            --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $159,642            $ 61,500
                                                ========            ========





The accompanying notes are an integral part of these financial statements.

                         PINE VIEW TECHNOLOGIES CORPORATION
                           (A Development Stage Company)
                        CONDENSED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                                                              From Inception on
                                          For the Three                 For the Nine           November 5, 1985
                                           Months Ended                Months Ended                  Through
                                             July 31,                     July 31,                  July 31,
                                          -------------                -------------           ---------------
                            2000            1999         2000               1999            2000
                                      ----            ----         ----               ----            ----



REVENUE:
 Interest Income                      $ 598          $ 497         $ 1,570            $ 1,599        $ 54,307
                                      -----          -----         -------            -------        --------
                                        598            497           1,570              1,599          54,307
                                      -----          -----         -------            -------        --------
EXPENSES:
 Office and general                    -              -                  33              -              9,966
 Amortization                          -              -                -                 -                110
 Professional fees                      995          2,272            3,590             4,954          34,241
 Realized loss on
  marketable securities                -              -                -                 -             40,515
 Bad debt expense                      -              -                -                 -             12,823
 Loss from operations
  of discontinued
  subsidiary                           -              -                -                -               3,357
                                     ------         ------           -------          -------         -------

    Total Expenses                      995          2,272             3,623            4,954         101,012
                                     ------         ------           -------          -------         -------

INCOME (LOSS) BEFORE TAX               (397)        (1,775)           (2,053)          (3,355)        (46,705)

TAX (EXPENSE) BENEFIT                  -              -                 -                -             (2,799)
                                      ------        -------           ------          --------        -------

NET INCOME (LOSS)                    $ (397)       $(1,775)         $ (2,053)        $  (3,355)      $(49,504)
                                     ------        -------          --------         ---------       --------

NET INCOME (LOSS) PER SHARE          $(0.00)        $ (0.00)         $ (0.00)        $  (0.00)       $  (0.00)
                                     ------         -------          -------         --------        --------














The accompanying notes are an integral part of these financial statements

                         PINE VIEW TECHNOLOGIES CORPORATION
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS


                                                                                               From Inception on
                                             For the Three                For the Nine          November 5, 1985
                                              Months Ended                Months Ended             Through
                                                July 31,                     July 31,              July 31,
                                          -------------------          ---------------------    ---------------
                                 2000         1999            2000          1999            2000
                                           ----         ----            ----          ----            ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income (Loss)                      $  (397)     $  (1,775)     $  (2,053)     $  (3,355)     $ (49,504)


 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
    Amortization expense                   -              -              -              -               330
    Realized Loss on marketable
    securities                             -              -              -              -            40,515
    Changes in assets and liabilities:
     Other receivable                      -              -              -              -              -
     Prepaid expenses                      -              -               165           -              -
     Deferred tax asset                    -              -              -              -              -
     Accounts payable                       (720)       (1,030)           195            600            495
                                        --------      ---------     ---------      ---------      ---------

      Net Cash Flows provided (used)
       from Operating Activities          (1,117)       (2,805)        (1,693)        (2,755)        (8,164)
                                        --------       --------       --------       --------      --------
CASH FLOWS FROM IN INVESTING
ACTIVITIES:
 Organization costs                         -             -               -               -            (330)
 Advance                                 100,000          -            100,000            -         100,000
 Purchase of marketable securities          -             -               -               -         (45,000)
 Sale of marketable securities              -             -               -               -           4,485
                                        --------       --------       --------        --------     --------
   Net Cash Flows provided (used)
   from Investing Activities             100,000          -            100,000            -          59,155
                                        --------       --------       --------        --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issuance      -             -               -               -         135,020
   Cost of stock issuance                   -             -               -               -         (26,369)
                                        --------       --------       --------        --------     --------
   Net Cash Flows from Financing
   Activities                               -             -               -               -         108,651
                                        --------       --------       --------        --------     --------

NET CASH PROVIDED (USED) DURING
PERIOD                                    98,883         (2,805)        98,307          (2,755)     159,642

CASH AND CASH EQUIVALENTS-
BEGINNING                                 60,759         64,708         61,335           64,658        -
                                        --------       --------       --------         --------    --------
CASH AND CASH EQUIVALENTS-
ENDING                                  $159,642       $ 61,903       $159,642         $ 61,903    $159,642
                                        --------       --------       --------         --------    --------

SUPPLEMENTAL INFORMATION
  Taxes paid                            $   -              -              -                -          3,291
                                        --------       --------       --------         --------    --------
  Interest paid                         $   -              -              -                -             77
                                        --------       --------       --------         --------    --------


The accompanying notes are an integral part of these financial statements.

                      PINE VIEW TECHNOLOGIES CORPORATION
                        (A Development Stage Company)


                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1    CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments)necessary to present fairly the financial position, results of operation and cash flows at July 31, 2000 and 1999 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1999 audited financial statements. The results of operations for the periods ended July 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2    ADVANCE

          The Company was advanced $100,000 form an individual on July 25, 2000 to accomplish temporary interim funding requirements for a possible business transaction. When it was determined that the funding was not needed the $100,000 was repaid on August 16, 2000.

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

Liquidity and Capital Resources
-------------------------------

     As of July 31, 2000, the Company had assets of $159,642 and $100,495 in liabilities. The assets consisted of a $100,000 advance on July 25, 2000, from a shareholder in anticipation of a pending business t4ransaction. When the business transaction did not materialize, the Company returned the $100,000. Accordingly, exclusive of the $100,000 advance, the Company's working capital remained fairly unchanged at $59,147. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three and nine months ended July 31, 2000, the Company had expenses of $995 and $3,623, respectively. These expenses primarily consisted of professional fees associated with maintaining the Company's financial statements and SEC reporting obligations. The Company will continue to pay for professional fees associated with maintaining its reporting obligations with the SEC. These expenses have remained fairly constant from prior years.

     Management anticipates that the Company will incur substantial cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company has the assets to meet these financial requirements. The Company does not, however, have assets to entice potential business opportunities to enter into transactions with the Company.

     Since inception the Company has not generated revenue, other than interest income, and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities with which to acquire or merge. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Results of Operations
---------------------

     The Company's has no operations except preliminary investigation of one or more potential business opportunities, none of which have come to fruition. The only revenue is from interest which was $598 for the three months ended July 31, 2000.



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

                                      PINE VIEW TECHNOLOGIES CORPORATION, INC.
                                      [Registrant]

Dated: September 12, 2000             By:/S/Stephen B. Cluff, President and
                                                  Principal Financial Officer