Form 10KSB
period 2000-10-31
VIDEOLOCITY INTERNATIONAL INC
filed 2000-12-18
CIK 786771

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
         _______________.

                        Commission file number 33-2310-D


                         VIDEOLOCITY INTERNATIONAL, INC.
               --------------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                         87-0429154
----------------------------------            ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

136 Heber Avenue, Suite 209, Park City, Utah               84060
--------------------------------------------             ---------
(Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number (801)-230-0839
                                 --------------

 Pine View Technologies, Inc., 1242 Roosevelt Avenue, Salt Lake City, Utah 84105
 -------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Act:

      Title of each class                  Name of each exchange on which
      to be so registered                  each class is to be registered

             None                                        None

             Securities registered under Section 12(g) of the Act:

                                      None
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended October 31, 2000, were $2,274.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act).

         As of December 7, 2000, based on the average of the bid and asked price on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the approximately 25,286,860 shares held by non-affiliates was $104,308,290.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of December 7, 2000, there were 42,786,860 Shares of the Issuer's Common Stock, par value $0.001, issued and outstanding.

Documents Incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 ("Securities Act"). The list of documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).None.

           Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect Videolocity's views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed operation and marketing of Videolocity's video-on-demand systems, statements that describe the functions and operations of technology it has licensed but not tested, statements that describe the functions and operation of technologies that have not yet been acquired by Videolocity, statements with regard to the nature and extent of competition Videolocity may face in the future, and statements with respect to future strategic plans, goals or objectives. Forward-looking statements are contained in this information report under the captions "Business Strategies," "Technologies and Manufacturing," "Sales and Marketing Strategies," "The Potential Market," "Financing," "Competition," and "Plan of Operation." The forward-looking statements are based on present circumstances and on Videolocity's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Any forward-looking statements are made only as of the date of this information report statement and Videolocity assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

Part I

Item 1.  Description of Business

General

Videolocity International, Inc. ("Videolocity") is a development stage company engaged in the business of developing and marketing systems, products and solutions for the delivery of video and other content to end users on demand.

Stock Split

Videolocity effected a 0.61-for-1 reverse stock split in its issued and outstanding shares on December 1, 2000. All share figures in this report have been adjusted to give effect to such stock split.

Recent Developments

On December 4, 2000, Videolocity acquired Videolocity, Inc., a Nevada corporation ("Video"), as a wholly owned subsidiary of Videolocity pursuant to an Agreement and Plan of Reorganization dated as of November 15, 2000. Videolocity formed a new, wholly owned subsidiary that was merged into Video and the outstanding shares of Video were converted into shares of Videolocity's common stock. In connection with the transaction, Videolocity issued 30,281,250 shares to the Video shareholders and sold 6,100,000 shares for $500,000 in a private placement that was conducted subject to the completion of the reorganization and was closed immediately following the reorganization. As a result of its acquisition of Video, Videolocity has a total of 42,786,860 shares of common stock issued and outstanding, of which 6,405,610 shares or 15% are held by the persons that were shareholders of Videolocity prior to the merger, 30,281,250 shares or 71% are held by the former shareholders of Video, and 6,100,000 shares or 14% are held by the purchasers in the private placement. At the closing of the reorganization, the former management of Videolocity resigned and the persons nominated by Video were elected as the new directors of Videolocity.

In connection with the reorganization, Videolocity adopted Video's stock incentive plan and reserved 9,093,750 shares of its common stock for issuance in connection with awards made by Video under that plan to its key employees and consultants. Videolocity also amended and restated its articles of incorporation to: change the name of the corporation from Pine View Technologies, Inc. to Videolocity International, Inc.; increase the authorized shares of common stock to 125,000,000 shares, par value $0.001; authorize 10,000,000 shares of preferred stock, par value $0.001; limit the liability of the corporation's directors and officers to the maximum extent permitted by Nevada law; and other items. Videolocity also adopted an omnibus stock option and stock award plan pertaining to 5,000,000 post-split shares of its common stock. The reorganization and related proposals were approved by the written consent of shareholders holding a majority of the Company's issued and outstanding shares of common stock.

The reorganization has been treated for accounting purposes as a reverse acquisition of Videolocity by Video, although for corporate purposes Videolocity is the acquiring entity.

Historical Information

Videolocity was organized under the laws of the State of Nevada on November 5, 1985 under the name Pine View Technologies, Inc. In connection with its organization, Videolocity sold 2,440,000 shares of its restricted common stock to its original founders, officers and directors for $5,000. During 1987, Videolocity completed a public offering of 3,965,610 shares of common stock at an offering price of $0.033 per share, from which it received net proceeds of approximately $103,361, after deducting the costs of the offering. The offering was conducted pursuant to the a registration statement on Form S-18 filed with the U.S. Securities and Exchange Commission. Prior to its acquisition of Videolocity, Inc., a Nevada corporation ("Video"), as discussed above, Videolocity did not conduct active business operations.

Video, Videolocity's wholly owned subsidiary, was incorporated in Nevada in May 2000 under the name Moviesonline, Inc. for the purpose of developing and marketing systems, products and solutions for the delivery of video and other content to end users on demand. From the date of its incorporation through the date of its acquisition by Videolocity, Video conducted research in the video-on-demand industry, developed a business plan, assembled an experienced management team, acquired rights to proprietary technology, and raised $519,000 as initial working capital through the private placement of common stock. Unless otherwise specifically indicated to the contrary, Videolocity and Video are referred to collectively in this report as "Videolocity."

Business Strategies

Videolocity has designed and plans to implement video-on-demand systems that will permit customers to select movies from an extensive library of titles, and view them "on-demand" on their television screens. The movies will run in near-DVD quality, in real-time, full-screen, and full-motion. The movies will be protected through proprietary processes to limit viewing to the person or household paying for the movie and to prevent unauthorized reproduction or rebroadcast of the movies ordered. The movies will be played through a proprietary, multi-functional set-top box that will be sold or leased to the customers of Videolocity and its licensees. Residential subscribers will be able to select and obtain their movies over conventional telephone lines, while customers, patients, and visitors of hotels, hospitals, and resorts will be able to select and obtain their movies over a broadband connection in a closed system.

Videolocity will be required to obtain licenses or other agreements from major movie studios and other content owners allowing it to deliver their movies through Videolocity's video-on-demand systems. Such content owners will not grant rights for the delivery of their movies in a digital format unless they can be assured that the files will be secure and will not be susceptible to unauthorized copying. Videolocity believes its video-on-demand system will provide the safeguards necessary to satisfy such concerns and that it will be able to obtain the required content licenses. However, Videolocity has not entered into any signed agreement or arrangement with any content provider with respect to the use or delivery of its content through Videolocity's video-on-demand systems.

Videolocity believes its systems will be popular with consumers from all walks of life because it will offer them the following conveniences:

                  * Watch the movie of their choice any time, day or night.

                  *        The movie they want is just a click away.

                  *        No waiting in long video store checkout lines.

                  *        No late return fees.

                  *        No charges for lost or damaged videos.

                  *        Anonymity in renting movies.

The set-top boxes are being designed with a user-friendly graphic user interface that may allow sending and receiving text, data, graphics and video at the click of a mouse. The set-top boxes are being built to enable end users to perform a variety of functions, including the following:

                  *        View movies on-demand

                  *        Play video games on-demand

                  *        Listen to music on-demand

                  *        Use business application software on-demand

                  *        Access corporate and personal e-mail

                  *        Access the Internet

Videolocity plans to use automated accounting and billing, with most transactions being electronically charged to credit cards, which is anticipated to substantially reduce bad debt and provide an electronic, real-time data base enabling Videolocity to efficiently monitor its operations.

Technology and Manufacturing

Videolocity is moving forward with the development of a video-on-demand solution using the wireless LAN (Ethernet) protocol. This technological breakthrough will enable extremely rapid deployment as compared to conventional hardline wire installations. This broadband wireless application will be used in a "closed end" as well as geographic residential area delivery of Videolocity's video-on-demand systems, while still maintaining security of content.

Videolocity intends to license the proprietary technologies required to operate its proposed video-on-demand systems from third parties and to acquire the set-top boxes for use with such systems from third party manufacturers on an "off-the-shelf" or "custom order" basis. Videolocity plans to focus its efforts on the design and marketing of its video-on-demand systems and does not anticipate establishing its own manufacturing operations. Videolocity has determined that the set-top boxes and related components will be readily available from several different manufacturers and suppliers and that Videolocity will not be dependent upon any single manufacturer or supplier. During the fiscal year ended October 31, 2000, Videolocity did not spend any significant amount for research and development, although it plans to conduct more extensive research and development activities in the future.

Videolocity entered into a license agreement with Merit Studios, Inc. on October 27, 2000, pertaining to Merit's proprietary compression software, as it applies to the compression of video and other content. Merit has represented that its technology will allow Videolocity's digital movie files and other content files to be compressed to an extent not currently available through any other technology while still providing DVD like quality when uncompressed and played through a proprietary set-top box. The high rate of compression will allow the rapid transmission of digital movie files over a regular telephone line, permit significantly more film files to be stored on a single server, and make it virtually impossible to decompress the files without an authorized copy of the decompression software. The initial term of the agreement is for five years, which is extended thereafter for additional terms of one year each unless terminated by either party. Videolocity owns the exclusive rights to the technology for the first two years of the agreement, which rights are thereafter extended for additional one-year periods as long as Videolocity enters into at least three sublicenses for the subject technology during each such additional year. Videolocity is obligated to make fixed payments under the agreement of $250,000, $50,000 of which has been paid, and $200,000 of which is due on January 1, 2001. Videolocity also agreed to compensate Merit for compressing movie and other content files at a fixed fee per movie and to pay Merit a fixed fee for each movie provided to the end users of Videolocity's video-on-demand system through the use of the technology. Videolocity and Merit plan to begin beta testing of the compression and delivery system in January 2001. No assurances can be given that the system will be tested successfully and, if such tests should be unsuccessful and the problems cannot be corrected within acceptable budget and time parameters, Videolocity would have to acquire or develop other video-on-demand technology before it would be able to market products or services, which could significantly delay the implementation of its business plan.

Videolocity is negotiating with several companies to acquire rights to other proprietary technologies that would permit it to provide its customers with on-demand viewing of videos in near DVD quality with delivery being accomplished in a secure format over a broadband connection in a closed system. However, there is no assurance that Video will be able to acquire any such additional technologies.

Sales and Marketing Strategies

Videolocity will not generate revenues from sales of its video-on-demand systems until such systems have been completed and successfully tested, and Videolocity has obtained licenses from movie studios or other owners of video content permitting it to deliver such video content through its video-on-demand systems. However, Videolocity has already commenced advance marketing efforts for its video-on-demand systems.

Videolocity will initially focus its marketing efforts toward hotels, hospitals, long-term care homes and developments, universities, resorts, multi-dwelling units, and planned residential communities. Management believes there is a strong potential for strategic alliances and partnerships with network and content providers such as telecommunications companies, cable companies, and Internet/broadband based content providers.

Videolocity is focusing its sales, marketing, and distribution activities in the following primary channels:

                  *        Direct Sales Organization

                  *        Traditional Distribution channels for target markets

                  *        Strategic Alliances and Partnerships

                  *        Trade Shows and Conferences

                  * Leverage existing contacts of management team and investors

                  *        Website and Hyperlinks to trade sites

                  *        Advertising in trade publications

                  *        Direct marketing efforts

Videolocity will also promote its products through its Website, Videolocity.com, and will ensure that the Website is easily searchable through all the major search engines. Videolocity also plans to place advertisements on other strategic Websites attracting the target markets described above.

The Potential Market

Videolocity believes the potential market for its video-on-demand products includes homes, hotels, resorts, retirement homes, universities, hospitals, and extended stay facilities. Besides availability in the home, Videolocity intends to make its products available to corporate travelers, students, patients, the elderly, tourists, and residents in resort destinations or metropolitan areas for use as entertainment, business, general information, and as a communication gateway to stay in touch with home or business. The Videolocity system will be designed to permit access to all applications from one device in the privacy of a subscriber's home or at another subscribed location with the click of a mouse, keyboard, or other remote control device.

Videolocity does not believe it will require extensive market penetration in any single market segment in order to achieve its business model. As a result of the incremental scalability of the Videolocity business model, relatively small market share percentages in any number of the potential market categories can result in potential profits. These multiple markets are also projected to mitigate risks from competition or technological changes that could potentially have an adverse effect on Videolocity in any single market segment.

Competition

The home entertainment industry is extremely competitive and is dominated by several large companies with worldwide name brand recognition and substantial financial resources. In attracting subscribers to its video-on-demand system, Videolocity will be competing with traditional video rental chains such as Blockbuster Video, Hollywood Video, and Movie Gallery; providers of video entertainment over cable and satellite networks, such as DirectTV and AT&T; video stores, supermarkets, mass merchandisers, club stores, and other retail outlets that sell video cassettes; web-based video channels; and movie theaters, live theater, sporting events, and other similar businesses that compete for the general public's entertainment dollar. In the hotel, resort, and hospital markets, Videolocity will be competing with several established companies, such as Spectravision, Lodgenet, On-Demand, and others that already have established systems for the delivery of movies in a closed system. In addition, numerous companies including Blockbuster Video, Microsoft WebTV, EchoStar, and TIVO, all of which have substantially greater resources and name recognition than Videolocity, have announced their intent to deliver state of the art video-on-demand systems in the near future, although to the knowledge of Videolocity no such systems are available for widespread public use as of this date. Several major movie studios, including Sony, Walt Disney Co. and 20th Century Fox have also announced their intention to develop systems for the delivery of movies directly to consumers over the Internet, which could impede Videolocity's ability to obtain content for use with its video-on-demand systems and could provide significant additional competition from large, established companies with a high degree of name recognition in the entertainment industry. There can be no assurance that other companies will not develop technologies superior to those of Videolocity, that new technology will not emerge that renders Videolocity's technology obsolete, that Videolocity will be precluded from licensing the video content it requires to effectively compete in the market, or that a competing company or companies will not be able to capture more market share than Videolocity due to name recognition and the expenditure of greater amounts for marketing and advertising.

Regulation

Videolocity will not be required to obtain any government approval as a condition to marketing its video-on-demand systems, however, such systems will be required to operate in compliance with applicable regulations of the Federal Communications Commission and the set-top boxes used in connection with such systems may require approval from Underwriters' Laboratories. Videolocity will also be subject to various federal, state and local laws that govern the conduct of its business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations. Videolocity has not incurred any expenses resulting from compliance with federal, state or local environmental laws.

Employees

Videolocity has eight full-time employees, one consultant, and one part-time consultant. Videolocity does not anticipate the need to hire additional high-level employees for the next several months except for a high- level technical director and two or more assistants. Videolocity does not anticipate that its employees will be represented by unions and considers its relationship with its employees to be good.

Facilities

Videolocity's principal executive offices are located at 136 Heber Avenue, Suite 209, Park City, Utah 84060, where its telephone number is (435) 615-8338, however, Videolocity, Inc. is currently evaluating its need for space and may relocate its offices in the near future. Videolocity also maintains a Salt Lake City mailing address at 358 S. 700 E., #B-604, Salt Lake City, Utah 84102, and maintains the Salt Lake City telephone number of (801) 230-0839.

Risk Factors

The implementation and conduct of Videolocity's business is subject to several significant risks, including those set forth below. You should carefully read and consider such risk factors. Videolocity has a limited operating history and it is difficult to evaluate its business. Videolocity, Inc. was only recently incorporated in May 2000, has not initiated the deployment of its technology, has not commenced its planned operations, and has not produced any earnings. Videolocity faces all the risks inherent in a new business and there can be no assurance it will be successful and/or profitable. Videolocity's planned entry into a new industry in reliance on unproven technology and its lack of an operating history make it difficult to evaluate the risks and uncertainties it faces. Videolocity's failure to address these risks and uncertainties could cause its business results to suffer and result in a decline in the price of its stock.

Videolocity has licensed technology for use in a video-on-demand system but has not yet tested such technology and cannot be certain such technology will operate in the manner anticipated. Videolocity has entered into a license agreement granting it certain exclusive rights with respect to a third party's proprietary compression software, as it applies to the compression of video and other content. The third party has represented that its technology will allow Videolocity's digital movie files to be compressed to an extent not currently available through any other technology, while still providing DVD like quality when uncompressed and played through a proprietary set-top box. Videolocity plans to begin beta testing of such technology in January 2001 and, if such tests should be unsuccessful and the problems cannot be corrected within acceptable budget and time parameters, Videolocity would have to acquire or develop other video-on-demand technology before it would be able to market products or services, which could significantly delay the implementation of its business plan.

Videolocity plans to enter into a license agreement for a "closed system" video-on-demand technology and the failure to do so may delay or impede the implementation of its business plan. Videolocity intends to acquire rights other proprietary technologies that would permit Videolocity to provide its customers with on-demand viewing of videos in near DVD quality, with delivery being accomplished in a secure format over a broadband connection in a closed system. In the event Videolocity is not successful in obtaining a license for such technologies or another technology providing similar capabilities, or if such technologies do not perform as represented when subjected to beta testing, Videolocity may be required to acquire or develop other video-on-demand technologies before it would be able to market products or services, which could significantly delay the implementation of its business plan.

Videolocity has not yet obtained licenses from studios and other content owners that would allow Videolocity to deliver movies through its video-on-demand systems and the failure to obtain such licenses would prevent Videolocity from implementing its business plan. Videolocity will be required to obtain licenses or other agreements from major movie studios and other content owners allowing it to deliver their movies through Videolocity's video-on-demand systems. Such content owners will not grant rights for the delivery of their movies in a digital format unless they can be assured that the files will be secure and will not be susceptible to unauthorized copying. Videolocity believes its video-on-demand system will provide the safeguards necessary to satisfy such concerns and that it will be able to obtain the required content licenses. However, Videolocity has not entered into any agreement or arrangement with any content provider with respect to the use or delivery of its content through Videolocity's video-on-demand systems and no assurance can be given that Videolocity will be able to obtain such rights.

Videolocity will require substantial additional equity or debt financing to successfully launch its video-on-demand business and its failure to obtain such financing could delay or curtail its operations. Videolocity must obtain substantial additional equity or debt financing in order to launch its video-on-demand system and continue its operations. Videolocity has not entered into any agreements or arrangements for the provision of such additional financing, and no assurance can be given that such financing will be available on terms acceptable to Videolocity or at all.

Videolocity depends on its key employees and the loss of their services would have an adverse effect on its business. Videolocity is dependent on the key employees named under "Management" below to operate the company and the loss of any of such persons may be expected to have an adverse impact on its operations until such time as they could be replaced. Videolocity does not carry key man life insurance on the lives of such key employees.

The shares of common stock available for sale in the future could adversely affect the market price for Videolocity's common stock. Of the approximately 42,787,000 shares outstanding, approximately 6,406,000 shares are freely tradable or eligible for resale under Rule 144 promulgated under the Securities Act of 1933, as amended. Sales of substantial amounts of this common stock in the public market could adversely affect the market price for Videolocity's common stock. The approximately 36,381,000 remaining shares will become available for sale under Rule 144 on December 4, 2001 and the availability of those shares for sale could also adversely affect the market price for Videolocity's common stock in any trading market which has developed as of that time. In addition, approximately 9,093,750 shares will be issued under the Videolocity 2000 Stock Incentive Plan as vesting conditions are satisfied with respect to plan units awarded under that plan and such units are converted to Videolocity common stock. Approximately 78% of the plan units granted to date will vest on January 1, 2004, which could create additional selling pressure in any trading market which has developed as of that time.

The price for Videolocity's stock could be volatile. In the event an established market for Videolocity's common stock should develop, market prices will be subject to significant fluctuation in response to many factors, including: variations in Videolocity's operations; investors' perception of Videolocity; developments with regard to Videolocity's activities, financial condition and management; developments in the available technology for video-on-demand systems and products; investors' perceptions of the technology industry in general; supply and demand; interest rates; and general economic conditions.

Control by Officers, Directors, and Principal Shareholders. The officers, directors and principal shareholders of Videolocity own over 51% of Videolocity's outstanding shares of common stock. As a result, these shareholders will be able to control the management and policies of Videolocity through their ability to determine the outcome of elections for Videolocity's board of directors and other matters requiring the vote or consent of shareholders.

Item 2.  Description of Property.

Videolocity's principal executive offices are located at 136 Heber Avenue, Suite 209, Park City, Utah 84060, where its telephone number is (435) 615-8338. Such offices consist of approximately 1,865 square feet of office space, which are leased on a month-to-month basis from a third party at the rate of $3,885 per month plus its share of operating expenses estimated at $775 per month. Videolocity, Inc. is currently evaluating its need for space and may relocate its principal offices in the near future. Videolocity also maintains a Salt Lake City mailing address at 358 S. 700 E., # B-604, Salt Lake City, Utah 84102, and maintains the Salt Lake City telephone number of (801) 230-0839.

During the fiscal year ended October 31, 2000, Videolocity used office space at the residence of its former president at 1242 Roosevelt Avenue, Salt Lake City, Utah 84105, at no charge to Videolocity.

Item 3.  Legal Proceedings

In September, 2000, Videolocity, Inc. filed a complaint in the Third Judicial District Court for the District of Utah captioned Moviesonline, Inc. v. iStreamTV, Inc., alleging breach of a contract entered into between Videolocity and the defendant in July 2000 pertaining to manufacturing and licensing rights to a video-on-demand technology and other items. The complaint seeks specific performance and/or damages. Videolocity amended the complaint in November 2000 and, while the defendant has entered an appearance, it has not yet answered the complaint. Videolocity believes it will prevail in the action. Except for the foregoing, Videolocity is not a party to any pending legal proceedings and, to the best of its knowledge, no litigation by or against Videolocity has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year ended October 31, 2000 to a vote of Videolocity's security holders

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Videolocity's common stock is quoted on the OTC Bulletin Board under the symbol "VIDC." On December 7, 2000, the high bid and low asked prices for Videolocity's common stock on the OTC Bulletin Board were $3.25 and $5.00, respectively.

Prior to Videolocity's acquisition of Videolocity, Inc. on December 4, 2000, Videolocity's common stock was included on the OTC Bulletin Board under the symbol "PVTC." The following table sets forth the high and low bid quotations for Videolocity's common stock on the OTC Bulletin Board for the preceding three fiscal years ended October 31, 2000, 1999, and 1998. The quotations have been adjusted to give effect to the .61-for-1 reverse stock split effected December 1, 2000. Despite the publication of quotations during such periods, there was no significant trading volume and there existed no established trading market for the common stock.


         2000                                High Bid                Low Bid
         ----                                --------                -------
         First Quarter                       $ 0.033                $ 0.033
         Second Quarter                        0.033                  0.033
         Third Quarter                         0.033                  0.033
         Fourth Quarter (ended                 0.033                  0.033
         10-31-00)

         1999                                High Bid                Low Bid
         ----                                --------                -------
         First Quarter                       $ 0.033                $ 0.033
         Second Quarter                        0.033                  0.033
         Third Quarter                         0.033                  0.033
         Fourth Quarter (ended                 0.033                  0.033
         10-31-99)

         1998                                High Bid                Low Bid
         ----                                --------                -------
         First Quarter                       $ 0.033                $ 0.033
         Second Quarter                        0.033                  0.033
         Third Quarter                         0.033                  0.033
         Fourth Quarter (ended                 0.033                  0.033
         (10-31-98)

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Videolocity has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

At November 15, 2000, there were 323 holders of record of Videolocity's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by Videolocity's transfer agent.

Transfer Agent

Colonial Stock Transfer Company, 455 East 400 South, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as transfer agent and registrar for Videolocity's common stock.

Recent Sales of Unregistered Securities

On December 4, 2000, Videolocity issued 30,281,250 shares of its common stock to the 27 shareholders of Videolocity, Inc. to acquire Videolocity, Inc. On December 4, 2000, Videolocity also sold an aggregate of 6,100,000 shares of its restricted common stock to ten sophisticated investors for $500,000. No underwriter was involved in the transactions and the shares were issued or sold by Videolocity directly to the shareholders and investors. The shares were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The shares were sold without general advertising or solicitation. The purchasers acknowledged that they were purchasing "restricted securities" which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificates representing the shares were imprinted with the usual and customary restricted stock legend.

Item 6.  Management's Discussion and Analysis or Plan of Operation

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this prospectus. The following information contains forward-looking statements. Videolocity's plan of operation is to use its existing capital together with the proceeds from future financings to complete development and commence deployment and sales of its video-on-demand system. As of December 7, 2000, Videolocity had net cash assets in the amount of approximately $800,000.

Videolocity estimates that its minimum expenses during the next twelve months will be approximately $1,400,000, consisting of the $200,000 fixed license payment under an existing contract, $900,000 in payroll, $75,000 for office rent, and $225,000 for general and administrative expenses, including legal, and accounting. Videolocity will also incur substantial additional costs in connection with the manufacture of set-top-boxes for use with its video-on-demand systems. Videolocity estimates that such costs will be a minimum of $10,000,000 but plans to finance those costs based on contracts entered into for the deployment of its video-on-demand systems. Videolocity may also incur additional expenses in connection with its acquisition of rights to the closed system video-demand technology, however, no agreement has been entered into at this time and the amount of such fees cannot be determined.

Videolocity plans to generate revenues from the delivery of video content to the end users of its video-on-demand systems. Videolocity will charge a fee for each movie or other item of content viewed through its system and anticipates that it will remit a portion of such fee to the studio or other content provider. Videolocity also plans to sell or lease the set-top boxes for use with its video-on-demand system to its viewers at a price calculated to return its out of pocket costs and a small profit over a period of three years.

Videolocity plans to seek additional equity financing in two or more offerings during the next twelve months in a total amount of up to approximately $55,000,000, which will permit it to cover its minimum expenses described above and to accelerate the deployment of its video-on-demand systems. Videolocity has not entered into any agreement or arrangement for the provision of such financing and no assurances can be given that it will be able to obtain such financing on terms acceptable to it or at all. Based on its current costs of operation and contract commitments, Videolocity estimates that its current assets will be sufficient to fund its cost of operations for approximately six months and that it will be required to obtain additional financing before that time in order to continue its operations.

Item 7.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page to this report.

         Financial Statements of Videolocity, Inc. (formerly
           Moviesonline, Inc.), October 31, 2000

                Report of Independent Certified Public
                  Accountants

                Balance Sheet, October 31, 2000

                Statement of Operations, for the period May 26,
                  2000 (date of inception) to October 31, 2000

                Statement of Changes in Stockholders' Equity, for
                  the period May 26, 2000 (date of inception) to October 31, 2000

                Statement of Cash Flows, for the period May 26,
                  2000 (date of inception) to October 31, 2000

                Notes to Financial Statements

         Financial Statements of Pine View Technologies, Inc.,
           October 31, 2000

                Independent Auditor's Report

                Balance Sheets, October 31, 2000 and 1999

                Statements of Operations, for the years ended
                  October 31, 2000 and 1999 and from the date of inception on November 5, 1985 through October
                  31, 2000

                Statement of Stockholders' Equity, from the date
                  of inception on November 5, 1985 through October 31, 2000

                Statements of Cash Flows, for the years ended
                  October 31, 2000 and 1999 and from the date of inception on November 5, 1985 through October
                  31, 2000

                Notes to Financial Statements

         Summary Unaudited Pro Forma Combined Financial
           Statements of Videolocity International, Inc.
           (formerly Pine View Technologies, Inc.) and
           Videolocity, Inc. (formerly Moviesonline, Inc.), Inc.,
           October 31, 2000

                Introduction

                Unaudited Pro Forma Combined Balance Sheet

                Unaudited Pro Forma Combined Statement of Income

                Adjustments

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Videolocity has had no disagreements with its principal independent accountant with respect to accounting practices or procedures or financial disclosure.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the names, ages, and titles of each of the executive officers and directors of Videolocity. Stephen B. Cluff served as President and Director of Videolocity during the fiscal year ended October 31, 2000, and resigned from such positions on December 4, 2000, following the closing of Videolocity's acquisition of Videolocity, Inc.

    Name                     Age          Title*
    ----                     ---          ------
    Dr. James P. Hill        64           Vice Chairman and Director
    Douglas B. Meadows       48           Chairman of the Board and Director
    Larry R. McNeill         59           Vice President, CFO, and Director
    D. T. Norman             40           Secretary, Treasurer, and Director
    Jerry E. Romney, Jr.     47           President and Director
    Lawrence Turel           57           Vice President Corporate
                                            Development and Director

         *The term of office of each director is one year and until his or her successor is elected at Videolocity's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors. Each of Videolocity's officers and directors has served in the offices indicated above since December 4, 2000.

         Certain biographical information of Videolocity's directors and officers is set forth below.

Dr. James P. Hill. Dr. Hill is and has since 1998 served as the Chief Development Officer of Community Hospitals Indianapolis Foundation in Indianapolis, Indiana. Prior to that he served as Vice President and Associate Dean of Southern Illinois University School of Medicine; President of Indiana Wesleyan University; Academic Dean, Peidmont Community College; Division Chair of Math and Science, Virginia Western Community College; and Department Chair of Chemistry, Virginia Western Community College. Dr. Hill has served on numerous boards and community civic groups including the Chamber of Commerce Board, Economic Development Council, Crisis Nursery Center Board, Symphony Board and President, and Area Scout Council Board. He also holds memberships in several national and state professional associations and honor societies. Dr. Hill holds a Doctorate in Administration and Statistical Research Design Methodology from Virginia Polytechnic Institute and State University, a Masters degree in Chemistry and Biology from the University of Virginia, and a Bachelor's degree in Biology and Chemistry from Roanoke

College. Dr. Hill is the brother-in-law of George Norman, a co-founder, officer and director of Videolocity, Inc.

Douglas B. Meadows. From 1996 to November 2000, Mr. Meadows was President and a director of Major Video Concepts, Inc. of Indianapolis, Indiana, the second largest video distributor in the U.S. with annual sales in excess of $350 million and over 450 employees. Major Video Concepts services over 13,000 dealer locations through 12 branch offices and represents all major motion picture studios. Mr. Meadows joined Major Video in 1988 and held various senior management positions of increasing responsibility prior to becoming its President. Mr. Meadows received an M.B.A. degree in Finance from the University of Denver in 1976 and a B.S. degree in Marketing from Indiana University in 1974.

Larry R. McNeill. From 1998 to the present, Mr. McNeill has been the Chief Financial Officer of Theatre Candy Distributing Company, Inc. of Salt Lake City, Utah. In 1996, Mr. McNeill retired from Salt Lake City based Smith's Food & Drug Centers, Inc. after 17 years as an executive officer of that company, most recently Senior Vice President of Corporate Development. In that capacity he managed over 60 employees within the real estate, legal, and research departments of the company. Mr. McNeill is a director of Theatre Candy Distributing Company, Inc.; American Polymer Corp.; Water and Wellness Centers LLC; Construction.com, LLC; and Financial Services, LLC. He is the Treasurer of the West Valley Colonels Association and past president and founder of the Cystic Fibrosis Foundation of Utah. Mr. McNeill holds a B.A. degree in Business Administration, Economics and Russian, a MBA degree in Business Management, and has been pursuing his Ph.D. in Business Management.

D. T. Norman. Mrs. Norman is a co-founder of Videolocity, Inc. and serves as Secretary, Treasurer and a director of that company. She is also Secretary, Treasurer and a director of Brain Tree International, Inc., an inactive public company, and is Secretary and a director of Dynamic Software, Secretary and a director of Santa Barbara Oil Corp., past Secretary and director of Pacifica Financial Corp., a director of Worldwide Ministries and Education Fund, and a director of the Stubbs Foundation. Mrs. Norman is the wife of George Norman, a co-founder, officer and director of Videolocity, Inc.

Jerry E. Romney, Jr. Mr. Romney was the founder of Teltrust, Inc. and served as its President from 1986 to 1998. Under Mr. Romney's supervision, Teltrust grew from a start-up provider of pay telephones to a multi-division telephone communications company with sales of over $100 million at the time Mr. Romney left the company in 1998. While at Teltrust, Mr. Romney: grew the pay telephone division to become one of the largest competitive pay telephone vendor in the U.S. with more than 2,000 payphone locations in a four state area and successfully sold that division in 1994; designed and implemented National Directory Assistance as a business unit of Teltrust in 1990, which eventually handled more than 3.2 million directory requests per month and became a standard product for most other telephone companies; and developed the pre-paid calling card unit of Teltrust in 1992, which provided pre-paid calling cards to Teltrust's expanding client base of pay telephone companies, long distance carriers, and local phone companies and grew to sales of over $15 million per year. Mr. Romney also founded the Utah Pay Phone Association in 1986 (serving as its President until 1994) and successfully lobbied for a fair competitive environment for pay telephone providers. From 1990 to 1998 he also served as a director of the nationally recognized "A.P.C.C.," lobbying successfully in Washington D.C. for a fair competitive marketplace and was instrumental in having language to that effect added to the landmark "Telecom Act of 1996." From 1980 until its sale in 1986, Mr. Romney founded and served as president of "National Inn-Formation Network" a company pioneering "video magazines" for broadcast in hotels. From 1974 to 1980 Romney was National Sales Manager for International Film, Inc., a distributor of movies on videotape to hotels. Mr. Romney attended the University of Utah from 1972 to 1978. Mr. Romney is also President and a director of Videolocity, Inc.

Lawrence Turel. From 1996 to the present, Mr. Turel has managed his own investments and acted as a consultant to various companies. From 1999 to the present, he has also been vice president corporate development and a director of David Sullivan, Inc., a high line sports apparel designer and manufacturer. From 1988 to 1996, Mr. Turel was a securities trader with Barron Chase Securities of Boca Raton, Florida. Mr. Turel holds a Bachelor of Science in Business Administration degree from Ithaca College.

The board of directors has formed an executive committee, the members of which are Larry McNeill, D. T. Norman, and Jerry E. Romney, Jr.

The following table sets forth information with respect to the current directors and executive officers of Videolocity, Inc., the wholly owned operating subsidiary of Videolocity. Such persons are expected to make a significant contribution to Videolocity's business.

   Name                      Age          Positions
   ----                      ---          ---------
   D. T. Norman              40           Secretary/Treasurer and Director
   George Norman             70           Chairman of the Board and Director
   Jerry E. Romney, Jr.      47           President and Director
   Martin P. Senn            38           Senior VP Marketing
   Robert E. Spafford        46           Senior VP Sales and Marketing
   David "Mickey" Smith      57           Senior VP Operations

D. T. Norman.  See above.

George Norman. Mr. Norman is the co-founder of Videolocity, Inc. and served as its president through July 1999. Prior to founding Videolocity, he was semi-retired. He is President and a director of Dynamic Software, President and a director of Santa Barbara Oil Corp., past President and director of Pacifica Financial Corp., a director of Worldwide Ministries and Education Fund, and a director of the Stubbs Foundation. Approximately thirty years ago, in 1970, Mr. Norman was convicted of two counts of aiding and abetting the misapplication of bank funds and was sentenced to two years on each of the counts of conviction, of which he served thirteen months at the Federal Medical Center in Rochester, Minnesota. Prior to 1970, Mr. Norman spent many years in the operation and ownership of broadcasting properties and other general business activities. Mr. Norman is the husband of D.T. Norman and the brother-in-law of Dr. James P. Hill.

Jerry E. Romney, Jr.  See above.

Martin P. Senn. From 1999 until he joined Videolocity in November 2000, Mr. Senn was Vice President, Sales & Marketing of Teleflex Systems, Inc., a provider of state-of-the-art billing solutions, voice/data processing platforms, calling cards, and operator services software, where he handled public relations and corporate development. From 1995 to 1999, Mr. Senn served as Vice President of Sales & Marketing for Teltrust Inc, forming and managing its Teleservices division and actively working on applications and designs with Teltrust's Internet division. The Teleservices division grew in 4 years to annual revenue of over $10 million with over 700 employees. From 1993 to 1995, Mr. Senn managed Online Reservations Systems, Inc., a Park City, Utah based company providing wholesale and retail travel operations. Mr. Senn holds a Masters degree in Travel Industry Management, Marketing and

Languages from the University of Zurich, Switzerland. He speaks fluent English, German, Italian and French, and speaks conversational Spanish.

Robert E. Spafford. Mr. Spafford is a professional with over 17 years of experience in general management/distribution with wireless and telecommunications companies. From 1997 until he joined Videolocity in November 2000, Mr. Spafford served as Senior Director, Wireless Services for Teltrust Inc. In that capacity he designed and implemented its complete wireless strategy resulting in annual revenue in excess of $5,000,000. From 1994 to 1996 he was Regional Vice President for Choice Cellular growing it from a start-up to the second largest wireless reseller in the nation, and selling it to WorldCom in 1996. In that capacity he was responsible for all facets of the business in the Utah market. From 1984 to 1996 Mr. Spafford worked for U S West Cellular in positions of increasing responsibility including Area General Manager for Utah and Idaho, in which capacity he managed 8 offices with responsibility for customer service, sales/distribution and profit/loss with annual revenue of $45,000,000. Mr. Spafford holds a B.S. degree in Arts and Social Science from Utah State University.

David Michael "Mickey" Smith. From August 2000 until he joined Videolocity in November 2000, Mr. Smith was the CEO of JDS, Inc. From 1995 to 1999, Mr. Smith served as Vice President of Operations of Teltrust, Inc. from 1995 to 1999, where he was responsible for four operating divisions and over 1200 employees. Prior to 1995, Mr. Smith had 15 successful years of national management and ownership experience in the restaurant industry.

Videolocity has adopted provisions in its articles of incorporation that limit the liability of its officers and directors and provide for indemnification by Videolocity of its officers and directors to the fullest extent permitted by Nevada law. Such provisions substantially limit the shareholders' ability to hold officers and directors liable for monetary damages resulting from breaches of their fiduciary duties.

Section 16(a) Beneficial Ownership Reporting Compliance

Videolocity does not have securities registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and its directors, officers and affiliates are not required to file reports under
Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

Videolocity and Videolocity, Inc. did not pay any compensation to any officer of either company during the fiscal years ended October 31, 2000, 1999 or 1998 and neither company granted any stock options or restricted stock to its officers during the past three fiscal years.

During the year ended October 31, 2000, neither Videolocity nor Videolocity, Inc. had any retirement, pension, profit sharing, or insurance or medical reimbursement plans covering their officers or directors.

Videolocity does not currently compensate its directors for serving in their capacities as directors but does reimburse such persons for expenses reasonably incurred by them in connection with Videolocity's business.

Subsequent to the fiscal year ended October 31, 2000, Videolocity, Inc. entered into three-year employment agreements with five of its officers that provide for payment of a base salary, a grant of plan units under the Videolocity, Inc. 2000 Stock Incentive Plan, the provision of medical insurance, vacation and other benefits, and contain other customary provisions.

The Videolocity, Inc. 2000 Stock Incentive Plan (the "Plan") was adopted by Videolocity in connection with its acquisition of Videolocity, Inc. A total of 10,000,000 shares of common stock are reserved for issuance under the Plan, plan awards with respect to 9,093,750 shares have been made to date, and plan awards with respect to 906,250 shares remain available for issuance under the Plan. All awards made under the Plan are made in plan units. Each plan unit becomes convertible at the option of the participant into one share of common stock on the date the vesting requirements for the plan units have been satisfied. The shares of common stock to be issued under the Plan will be registered under the Securities Act of 1933. The awards granted to date provide that 1.33% of the plan award will vest at the beginning of each of the four calendar quarters commencing with April 1, 2001; 2.0% of the plan award will vest at the beginning of each of the four calendar quarters beginning April 1, 2002; 2.67% of the plan award will vest at the beginning of each of the three calendar quarters beginning April 1, 2003; and the remaining 78.67% of the award will vest on January 1, 2004. If a plan participant voluntarily terminates his employment or is terminated for cause, any unvested plan awards will be forfeited. If a plan participant is terminated without cause, terminates for good reason (including a change of control), dies, or becomes disabled, all as defined in the Plan, any unvested plan awards will vest on the date of such termination.

Subsequent to October 31, 2000, Videolocity also adopted an omnibus stock option and stock award plan but to date no awards have been granted under that plan. The Stock Option and Stock Award Plan is to be administered either by the Board of Directors or by a committee to be appointed from time to time by the Board of Directors. Awards granted under the Stock Option and Stock Award Plan may be stock options, appreciation rights, or stock awards which are awarded to employees, including officers and directors, who, in the opinion of the board or the committee, have contributed, or are expected to contribute, materially to the success of the Videolocity. In addition, at the discretion of the Board of Directors or the committee, options or bonus stock may be granted to individuals who are not employees but contribute to the success of Videolocity. All of the employees, officers, directors and consultants of Videolocity are eligible to participate under the Stock Option and Stock Award Plan. A maximum of 5,000,000 shares of common stock are available for grant under the Stock Option and Stock Award Plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by the Board of Directors or the committee, in their sole discretion.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 7, 2000, the number of shares of Videolocity's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of Videolocity's common stock, and by each of Videolocity's officers and directors, and by all officers and directors as a group. On December 7, 2000, there were 42,786,860 shares of Videolocity's common stock issued and outstanding.

Title                                             Number of        Percent
of Class      Name                              Shares Owned(1)    of Class
--------   --------------                        ------------      --------
           Principal Shareholders

Common     Kirk Schneider(2)                      3,720,000          8.7%
Common     Mark Schneider(3)                      3,577,000          8.4%

           Officers and Directors(4)

Common     Dr. James P. Hill(5)                   6,250,000         14.6%
Common     Douglas B. Meadows                       625,000         1.5%
Common     Larry R. McNeill                       1,875,000         4.4%
Common     D. T. Norman(6)                        6,250,000         14.6%
Common     Jerry E. Romney, Jr.(7)                1,250,000         2.9%
Common     Lawrence Turel                         1,250,000         2.9%
Common     All Officers and Directors            11,250,000        26.3%
           as a Group (6 persons)(5)(6)(7)
---------------------------------
(1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.
(2) Includes 2,500,000 shares held of record by a limited liability company of which Kirk Schneider is the manager. Kirk Schneider's address is 1201 S. Main Street, Salt Lake City, Utah 84111. Kirk Schneider is the brother of Mark Schneider.
(3) Includes 200,000 shares held of record by Mark Schneider's minor child and 100,000 shares held by a family limited partnership. Does not include 200,000 shares held by Mr. Schneider's spouse with respect to which he disclaims beneficial ownership. Mark Schneider's address is 265 E. 100 S., Suite 250, Salt Lake City, Utah 84111. Mark Schneider is the brother of Kirk Schneider.
(4) The address for each of Videolocity's officers and directors is 358 S. 700 East, #B-604, Salt Lake City, Utah 84102.
(5) Includes 6,250,000 shares held of record by a limited liability company of which Dr. Hill is the manager.
(6) Includes 6,250,000 shares held of record by a limited liability company of which Mrs. Norman is the manager.
(7) Includes 1,250,000 shares held of record by Mallard Investments, L.C., a limited liability company of which Mr. Romney is a member.

Item 12.  Certain Relationships and Related Transactions

Except as described herein there were no material transactions, or series of similar transactions, during Videolocity's last two fiscal years, nor are there any currently proposed transactions, in which Videolocity was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

The following persons purchased shares of Videolocity common stock in the private placement of 6,100,000 shares completed on December 4, 2000 immediately following the acquisition of Videolocity, Inc.: Stephen B. Cluff, a former officer and director, 122,000 shares; Kirk Schneider, a greater than 5% shareholder, 610,000 shares; Mark Schneider, a greater than 5% shareholder, 549,000 shares; Noland Schneider, the father of Kirk Schneider and Mark Schneider, 1,220,000 shares; and Jeri Staten, the sister of Kirk Schneider and Mark Schneider, 610,000 shares. Such persons purchased the shares at a price of approximately $0.082 per share, which was the same price paid by the other purchasers in the private placement. Noland Schneider provided assistance in locating Videolocity as an entity to be used in the acquisition of Videolocity, Inc. and assisted Videolocity in negotiating the terms of the reorganization, but did not receive any compensation for such activities.

Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following documents are included as exhibits to this report.

Exhibit  SEC Ref.
  No.       No.       Title of Document                            Location
  ---       ---       -----------------                            --------

  2.1       2       Agreement and Plan of Reorganization         This Filing
                    With Pine View Technologies, Inc.
                    Dated as of November 15, 2000

  2.2       2       Articles of Merger Between Pine View         This Filing
                    Merger Co. and Videolocity, Inc.
                    Dated December 1, 2000

  3.1       3       Amended and Restated                         This Filing
                    Articles of Incorporation

  3.2       3       Bylaws                                       Incorporated by
                                                                 Reference*

 10.1      10       License Agreement Between Videolocity,       This Filing
                    Inc. (formerly Moviesonline, Inc.) and
                    Merit Studios, Inc. dated October 27, 2000

 27        27       Financial Data Schedule                      This Filing

         *Incorporated by reference to the Company's registration statement on Form S-18 filed with the Commission, SEC file no. 33-2310-D.

         (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 2000.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Videolocity International, Inc.
                                            (Registrant)

Date: December 7, 2000                      By /s/ Douglas B. Meadows
                                              -----------------------
                                              Douglas B. Meadows, Chairman

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 7, 2000                     By /s/ Douglas B. Meadows
                                              -----------------------
                                              Douglas B. Meadows
                                              Chairman and Director
                                              (Principal Executive Officer)


Dated: December 7, 2000                     By /s/ Larry R. McNeill
                                              ---------------------
                                              Larry R. McNeill
                                              Vice President, Chief Financial
                                              Officer and Director (Principal
                                              Financial and Accounting Officer)


Dated: December 7, 2000                     By /s/ D. T. Norman
                                              -----------------
                                              D. T. Norman
                                              Secretary, Treasurer, and Director

Dated: December 7, 2000                     By /s/ Dr. James P. Hill
                                              ----------------------
                                              Dr. James P. Hill, Vice Chairman
                                              and Director

Dated: December 7, 2000                     By /s/ Jerry E. Romney, Jr.
                                              -------------------------
                                              Jerry E. Romney, Jr., President
                                              and Director


Dated: December 7, 2000                     By /s/ Lawrence Turel
                                              -------------------
                                              Lawrence Turel, Vice President
                                              Corporate Development and Director

                         VIDEOLOCITY INTERNATIONAL, INC.
                          (A Development Stage Company)

                                    CONTENTS

                                                                           Page

Financial Statements of Videolocity, Inc. (formerly Moviesonline, Inc.), October 31, 2000

         --       Report of Independent Certified Public Accountants        F-2

         --       Balance Sheet, October 31, 2000                           F-3

         --       Statement of Operations, for the period May 26,           F-4
                  2000 (date of inception) to October 31, 2000

         --       Statement of Changes in Stockholders' Equity,             F-5
                  for the period May 26, 2000 (date of inception) to October 31, 2000

         --       Statement of Cash Flows, for the period May 26,           F-6
                  2000 (date of inception) to October 31, 2000

         --       Notes to Financial Statements                             F-7

Financial Statements of Pine View Technologies, Inc., October 31, 2000

         --       Independent Auditor's Report                             F-10

         --       Balance Sheets, October 31, 2000 and 1999                F-11

         --       Statements of Operations, for the years ended            F-12
                  October 31, 2000 and 1999, and from the date of inception on November 5, 1985 through October
                  31, 2000

         --       Statement of Stockholders' Equity, from the              F-13
                  date of inception on November 5, 1985 through October 31, 2000

         --       Statements of Cash Flows, for the years ended            F-15
                  October 31, 2000 and 1999 and from the date of inception on November 5, 1985 through October
                  31, 2000

         --       Notes to Financial Statements                            F-16

Summary Unaudited Pro Forma Combined Financial Statements of Videolocity International, Inc. (formerly Pine View Technologies, Inc.) and Videolocity, Inc. (formerly Moviesonline, Inc.), Inc., October 31, 2000

         --       Introduction                                             F-19

         --       Unaudited Pro Forma Combined Balance Sheet               F-20

         --       Unaudited Pro Forma Combined Statement of Income         F-21

         --       Adjustments                                              F-22

Andersen Andersen & Strong, L.C.
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA
                                                  941 East 3300 South, Suite 202
                                                  Salt Lake City, Utah 84106
                                                  Telephone 801-486-0096


Board of Directors
Moviesonline, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Moviesonline, Inc. (development stage company) at October 31, 2000, and the related statement of operations, stockholders' equity, and cash flows for the period May 26, 2000 (date of inception) to October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moviesonline, Inc. at October 31, 2000, and the results of operations, and cash flows for the period May 26, 2000 (date of inception) to October 31, 2000, in conformity with generally accepted accounting principles.

/s/ Andersen Andersen & Strong

Salt Lake City, Utah
November 10, 2000

                               MOVIESONLINE, INC.
                           (Development Stage Company)

                                  BALANCE SHEET
                                October 31, 2000

ASSETS

CURRENT ASSETS
   Cash                                                                                                $ 346,527
                                                                                                       ---------
       Total Current Assets                                                                              346,527
                                                                                                       ---------

OTHER ASSETS
     Advance deposits - Note 7                                                                            10,656
     Marketable securities - available-for-sale - Note 3                                                  50,000
     License agreement - Note 4                                                                          200,000
                                                                                                       ---------
                                                                                                         260,656
                                                                                                       ---------
                                                                                                       $ 607,183
                                                                                                       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable - license agreement - Note 4                                                         $ 200,000
     Accounts payable                                                                                     17,737
                                                                                                       ---------
       Total Current Liabilities                                                                         217,737
                                                                                                       ---------

STOCKHOLDERS' EQUITY
   Common stock 2,000,000 shares authorized, at $0.001 par
        value; 1,211,250 shares issued and outstanding                                                     1,211
    Capital in excess of par value                                                                       518,014
    Deficit accumulated during the development stage                                                    (129,779)
                                                                                                       ---------
       Total Stockholders' Equity                                                                        389,446
                                                                                                       ---------
                                                                                                       $ 607,183
                                                                                                       =========

              The accompanying notes are an integral part of these
                             financial statements.

                               MOVIESONLINE, INC.
                          (Development Stage Company)

                             STATEMENT OF OPERATIONS
                           For the Period May 26, 2000
                     (Date of Inception) to October 31, 2000



REVENUES                                                                               $       -

EXPENSES                                                                                 129,779
                                                                                       ---------
NET LOSS                                                                               $(129,779)
                                                                                       =========

NET LOSS PER COMMON SHARE
   Basic                                                                               $   (0.23)
                                                                                       ---------

AVERAGE OUTSTANDING SHARES
    Basic                                                                                576,750
                                                                                       ---------

              The accompanying notes are an integral part of these
                             financial statements.

                               MOVIESONLINE, INC.
                          (Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Period May 26, 2000 (Date of Inception)
                               to October 31, 2000

                                                              Common Stock                 Capital in
                                                     ------------------------------         Excess of        Accumulated
                                                     Shares                  Amount         Par Value          Deficit
                                                     ------                  ------         ---------          -------
Balance May 26, 2000 (date of inception)                   -                $    -          $       -        $        -

Issuance of common stock for cash
  at $.02 - August 2000                              961,250                   961             18,264                 -

Issuance of common stock for cash
  at $2.00 - October 2000                            250,000                   250            499,750                 -

Net operating loss for the period May 26,
  2000 to October 31, 2000                                 -                     -                  -          (129,779)
                                                   ---------                ------          ---------        ----------
Balance October 31, 2000                           1,211,250                $1,211          $ 518,014        $ (129,779)
                                                   =========                ======          =========        ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                               MOVIESONLINE, INC.
                          (Development Stage Company)

                             STATEMENT OF CASH FLOWS
                           For the Period May 26, 2000
                     (Date of Inception) to October 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                           $ (129,779)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Change in accounts payable                                                         17,737
          Net Decrease in Cash From Operations                                          (112,042)
                                                                                       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance deposits                                                                       (10,656)
  Purchase of marketable securities                                                      (50,000)
                                                                                       ---------
                                                                                         (60,656)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                 519,225
                                                                                       ---------
  Net Increase in Cash                                                                   346,527
  Cash at Beginning of Period                                                                  -
                                                                                       ---------
   Cash at End of Period                                                               $ 346,527
                                                                                       =========

              The accompanying notes are an integral part of these
                             financial statements.

                               MOVIESONLINE, INC.
                          (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on May 26, 2000 with authorized common stock of 2,000,000 shares at $0.001 par value.

The Company was organized for the purpose of developing and marketing systems, products, and solutions for the delivery of video and other content to end users on demand.

Since its inception the Company has completed a private placement offering of 250,000 common shares at $2.00 per share for cash.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On October 31, 2000, the Company had a net operating loss carry forward of $129,779. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2022.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Amoritization of the License Agreement

The license agreement will be amortized to expense over five years starting November 1, 2000.

                               MOVIESONLINE, INC.
                          (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial Instruments

The carrying amounts of financial instruments, including cash, marketable securities, advance deposits, the license agreement, and accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3. MARKETABLE  SECURITIES - AVAILABLE - FOR - SALE

On October 27, 2000 the Company acquired 1,000,000 common shares of Merit Studios, Inc. for $50,000 as part of the acquisition of the license agreement outlined in Note 4.

4.  ACQUISITION OF LICENSE AGREEMENT

On October 27, 2000, the Company entered into a technology license agreement with Merit Studios, Inc. pertaining to Merit's proprietary compression technology as it applies to the compression and delivery of video and other content. The term of the agreement is for five years, which is extended for additional one-year periods unless terminated by either party. The Company is granted exclusive rights to the technology for the first two years of the agreement, and thereafter, the exclusive rights will be extended for additional one-year periods as long as the Company enters into at least three sublicense agreements for the technology during each additional year. The terms of the agreement was $250,000, with $50,000 down payment and balance of $200,000 due on or before January 1, 2001. The $50,000 down payment was allocated to the purchase price of the 1,000,000 common shares of Merit Studios, Inc. outlined in
Note 3.

                               MOVIESONLINE, INC.
                          (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)


5.  STOCK INCENTIVE   PLAN

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified people to serve as key employees. Awards made under the plan shall be in plan units and each unit can be convertible, at the option of the participant, into one share of the Company's common stock after the vesting requirement has been satisfied. The Company has reserved 400,000 common shares that can be issued under the plan. On the date of this report no awards had been made under the plan.

6.  RELATED PARTY TRANSACTIONS

Officers, directors, employees and their affiliates, have acquired 79 % of the common stock issued.

7.  LEGAL ACTIONS

On July 25, 2000 the Company entered into an exclusive license agreement to manufacture and market all technologies, hardware and software, developed by the vendor, which includes a movie delivery technology using a device known as a "set-top box". The Company paid an advance deposit of $4,000, which is included in the advance deposits in the balance sheet. After the agreement was completed the vendor refused to comply with terms of the agreement. The company has started a legal action against the vendor to enforce the terms of the agreement. Management, with counsel, believes the court will enforce the terms of the contract.

DAVID T. THOMSON P.C.                             Certified Public Accountant



                          Independent Auditor's Report


Board of Directors and Stockholders
PINE VIEW TECHNOLOGIES CORPORATION
Salt Lake City, Utah

I have audited the accompanying balance sheets of Pine View Technologies Corporation (a development stage company) as of October 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from November 5, 1985 (inception) to October 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine View Technologies Corporation as of October 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and from November 5, 1985 (inception) to October 31, 2000 in conformity with generally accepted accounting principles.

/S/ DAVID T. THOMPSON P.C.

Salt Lake City, Utah
November 27, 2000

              P.O. Box 571605 - Murray, Utah 84157 -(801) 966-9481

                       PINE VIEW TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            OCTOBER 31, 2000 AND 1999

                                     ASSETS

                                              2000                1999
                                        ----------------    ----------------
CURRENT ASSETS:
 Cash in bank                           $         56,407    $         61,335
 Prepaid expenses                                      -                 165
 Accrued interest receivable, less
  allowance of $12,823, both years                     -                   -
                                        ----------------    ----------------
Total Current Assets                              56,407              61,500
                                        ----------------    ----------------

TOTAL ASSETS                            $         56,407    $         61,500
                                        ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                       $          2,183   $             300
 Income taxes payable                                  -                   -
                                        ----------------    ----------------
     Total Current Liabilities                     2,183                 300
                                        ----------------    ----------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 10,501,000 shares
    issued and outstanding both periods           10,501              10,501
 Capital in excess of par value                   98,150              98,150
 Earnings (deficit) accumulated during
    the development stage                        (54,427)            (47,451)
                                        ----------------    ----------------
     Total Stockholders' Equity                   54,224              61,200
                                        ----------------    ----------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $         56,407    $         61,500
                                        ================    ================

   The accompanying notes are an integral part of these financial statements.

                      PINE VIEW TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS

                                                             From Inception on
                               For The          For The      November 5, 1985
                              Year Ended       Year Ended         Through
                              October 31,      October 31,       October 31,
                                 2000             1999              2000
                             -------------    -------------    --------------
REVENUE:
 Interest Income             $       2,274    $       2,066    $       55,011
                             -------------    -------------    --------------
                                     2,274            2,066            55,011
                             -------------    -------------    --------------
EXPENSES:
 Office and general                    505              210            10,438
 Amortization                            -                -               110
 Professional fees                   8,745            5,314            39,396
 Realized loss on
  marketable securities                  -                -            40,515
Bad debt expense                         -                -            12,823
 Loss from operations
  of discontinued
  subsidiary                             -                -             3,357
                             -------------    -------------    --------------
    Total Expenses                   9,250            5,524           106,639
                             -------------    -------------    --------------

INCOME (LOSS) BEFORE TAX
 PROVISIONS OR BENEFIT              (6,976)          (3,458)          (51,628)

(PROVISION) FOR BENEFIT OF
  INCOME TAXES                           -                -            (2,799)
                             -------------   -------------     ---------------
NET INCOME (LOSS)            $      (6,976)   $      (3,458)   $      (54,427)
                             =============    =============    ==============
EARNINGS (LOSS) PER SHARE    $       (0.00)   $       (0.00)   $        (0.00)
                             =============    =============    ==============

   The accompanying notes are an integral part of these financial statements

                      PINE VIEW TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1985
                           THROUGH OCTOBER 31, 2000

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









The accompanying notes are an integral part of these financial statements




                       PINE VIEW TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY (continued)
                 FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1985
                           THROUGH OCTOBER 31, 2000

                                                                                        Earnings
                                                                                      Accumulated
                                                                         Capital in    During The
                                                   Common Stock           Excess of   Development
                                               Shares        Amount       Par Value      Stage
                                             ----------    ----------    ----------    ----------
Net loss for year ended October 31, 1995              -             -             -        (2,465)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1995                    10,501,000    $   10,501    $   98,150    $  (31,994)

Net loss for year ended October 31, 1996              -             -             -        (5,010)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1996                    10,501,000    $   10,501    $   98,150    $  (37,004)

Net loss for year ended October 31, 1997              -             -             -        (2,503)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1997                    10,501,000    $   10,501    $   98,150    $  (39,507)

Net loss for year ended October 31, 1998              -             -             -        (4,486)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1998                    10,501,000    $   10,501    $   98,150    $  (43,993)
                                             ----------    ----------    ----------    ----------
Net loss for year ended October 31, 1999              -             -             -        (3,458)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 1999                    10,501,000    $   10,501    $   98,150    $  (47,451)

Net loss for year ended October 31, 2000              -             -             -        (6,976)
                                             ----------    ----------    ----------    ----------
BALANCE, October 31, 2000                    10,501,000    $   10,501    $   98,150    $  (54,427)
                                             ----------    ----------    ----------    ----------

   The accompanying notes are an integral part of these financial statements

                       PINE VIEW TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                    From Inception on
                                                        For The          For The     November 5, 1985
                                                       Year Ended       Year Ended      Through
                                                       October 31,      October 31,    October 31,
                                                          2000             1999           2000
                                                      -------------  -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (Loss)                                    $     (6,976)  $     (3,458)   $    (54,427)
                                                      ------------   ------------    ------------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Amortization expense                                        -              -             330
     Realized Loss on marketable securities                      -              -          40,515
     Changes in assets and liabilities:
      Other receivable                                           -              -               -
      Prepaid expenses                                         165           (165)              -
      Deferred tax asset                                         -              -               -
      Accounts payable                                       1,883            300           2,183
                                                       ------------   ------------    ------------
                                                             2,048            135          43,028
                                                       ------------   ------------    ------------
      Net Cash Flows provided (used)
       from Operating Activities                            (4,928)        (3,323)        (11,399)
                                                       ------------   ------------    ------------
CASH FLOWS FROM IN INVESTING ACTIVITIES:
  Organization costs                                             -              -            (330)
  Purchase of marketable securities                              -              -         (45,000)
  Sale of marketable securities                                  -              -           4,485
                                                       ------------   ------------    ------------
       Net Cash Flows provided (used)
        from Investing Activities                                -              -         (40,845)
                                                       ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance                         -              -         135,020
     Cost of stock issuance                                      -              -         (26,369)
     Advance proceeds                                      100,000              -         100,000
     Advance repayment                                    (100,000)             -        (100,000)
                                                       ------------   ------------    ------------
       Net Cash Flows from Financing Activities                  -              -         108,651
                                                       ------------   ------------    ------------

NET INCREASE (DECREASE) IN CASH                             (4,928)        (3,323)         56,407

CASH AT BEGINNING OF PERIOD                                 61,335         64,658               -
                                                      ------------     ----------    ------------
CASH AT END OF PERIOD                                 $     56,407     $   61,335    $     56,407
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

                       PINE VIEW TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Pine View Technologies Corporation (PVT) was organized under the laws of the State of Nevada on November 5, 1985 and has adopted October 31 as its fiscal year end. PVT has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. PVT proposes to seek potential business ventures which will allow for its long term growth. PVT has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of PVT and other relevant factors. Almost all of PVT's revenue to date is from interest.

Earnings Per Share - The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period.

Income Taxes - Income taxes will be provided on financial statement income. An allowance for bad debt on accrued interest has been recognized for financial statement purposes as an expense but has not been recognized for income tax purposes. It will not be recognized for tax purposes until the interest is actually written off.

Statement of Cash Flows - For purposes of the statement of cash flows, PVT considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents, PVT did not have noncash investing and financing activities during the periods presented.

     Supplemental disclosures of cash flow information:

         Cash paid during the period ended;

                           For the          For the        November 5, 1985
                         Year Ended       Year Ended           Through
                         October 31,      October 31,        October 31,
                           2000              1999               2000
                           ----              ----               ----
          Interest      $       -         $      -          $       77
                        =========         ========          ==========
          Income taxes  $       -         $      -          $    3,291
                        =========         ========          ==========


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

NOTE 2 - RELATED PARTY TRANSACTIONS

Office Rental - PVT has used the home of an officer as its office on a rent free basis. The Company is basically dormant and the expense for the above has been deemed to be of nominal value.

Management Compensation - PVT has not compensated officers or directors for time or services. The Company is basically dormant and the expense for the above has been deemed to be of nominal value.

                       PINE VIEW TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

Income tax expense includes federal taxes currently payable less deferred taxes arising from timing differences between financial statement and tax basis income. The income tax expense which is currently payable amounts to $-0- (zero) at October 31, 2000 and $-0- (zero) at October 31, 1999 less deferred tax expense of $-0- for 2000 and deferred tax expense of $-0- for 1999. The Company has an allowance of $1,923 for October 31, 2000 and 1999 against a deferred tax benefit on a bad debt not yet recognized for tax purposes but has been recognized for financial statement purposes. (See Note 4).

PVT has a net operating loss carryover (NOL) of $13,225 at October 31, 2000 and a NOL of $6,249 at October 31, 1999. The NOL expires between 2011 and 2016. PVT has set up an allowance for the NOL benefit of $1,984 and $937 at October 31, 2000 and 1999 respectively. The change in the NOL allowance for 2000 was $1,047 and $518 in 1999.

NOTE 4 - LOAN  INTEREST  RECEIVABLE

At October 31, 1992 PVT had loaned $50,309 to F.D.G., Inc., which is located in Utah. The loans were secured and had interest paying at a rate of four percent (4%) per month. The amounts to be loaned and repaid were done per specific provisions of a loan and security agreement between PVT and F.D.G., Inc.

At October 31, 1992 all of the principal amount loaned to F.D.G. had been repaid. At October 31, 2000 and 1999, $12,823 of interest due on money loaned to F.D.G., Inc. remains unpaid and in 2000 and 1999 a valuation allowance of the total amount owed of $12,823 for both years was applied against the accrued receivable shown in the balance sheets for both years.

NOTE 5 - ADVANCE

PVT was advanced $100,000 from an individual on July 25, 2000 to accomplish temporary interim funding requirements for a possible business transaction. When it was determined that the funding was not needed the $100,000 was repaid on August 16, 2000.

NOTE 6 - SUBSEQUENT EVENT

On November 15, 2000, PVT signed an Agreement and Plan of Reorganization with Videolocity, Inc. a Nevada Corporation. (Video). Video is a Development Stage Company. Under the agreement PVT is to acquire Video as a wholly owned subsidiary through the issuance of 30,281,250 post-split shares of common stock. The Closing of the business combination is subject to PVT raising $500,000 through the sale of additional shares of its common stock. PVT is to effect a
 .61-for-1 reverse split of its issued and outstanding common stock, which split shall be implemented prior to Closing. The above is subject to stockholder approval. The stockholders will also be asked to approve a name change of PVT to Videolocity International, Inc. and amended articles of incorporation to increase the authorized shares of common stock to 125,000,000, and add a class of preferred stock, and limit the officers' and directors' liability, and other items. It is contemplated that the business combination will be treated for accounting purposes as a reverse acquisition.

                        Videolocity International, Inc.
                     (Formerly Pine View Technologies, Inc.)
                               Videolocity, Inc.
                          (Formerly Moviesonline, Inc.)
                    Pro Forma Combined Financial Statements
                                  (Unaudited)

The following summarized, combined, unaudited pro forma balance sheet and statement of income aggregate the audited balance sheet and statement of income of Videolocity International, Inc. (formerly Pine View Technologies, Inc.), a Nevada corporation (Videolocity International), and the audited balance sheet and statement of income of Videolocity, Inc. (formerly Moviesonline, Inc.), a Nevada corporation (Video), as of October 31, 2000, giving effect to a transaction that was completed on December 4, 2000, wherein Videolocity International acquired all of the issued and outstanding shares of Video in exchange for 30,281,250 post-split shares of Videolocity International, which were issued following a 0.61-for-1 reverse stock split in the issued and outstanding shares of Videolocity International's common stock (the Acquisition). For reporting purposes, the business combination is treated as an acquisition of Videolocity International by Video (reverse acquisition) and a recapitalization of Video. The historical operating statement, prior to October 31, 2000, is that of Video. Good will was not recognized from the acquisition. The following pro forma balance sheet and statement of income used management assumptions as described in the notes to the audited financial statements. All intercompany transactions have been eliminated.

The pro forma combined balance sheet and statements of income should be read in conjunction with the separate financial statements and related notes thereto of Videolocity International and Video. The pro forma combined financial statements are not necessarily indicative of the combined balance sheet and statements of income which might have existed for the period indicated or the results of operations as they may be now or in the future.

                 VIDEOLOCITY INTERNATIONAL, INC. AND SUBSIDIARY

                             COMBINED BALANCE SHEETS
                                   (unaudited)
                                October 31, 2000


                                                  Videolocity       Videolocity                           Combined
                                                 International         Inc.           Adjustments          Balance
                                                 -------------         ----           -----------          -------
ASSETS

CURRENT ASSETS
    Cash                                           $ 56,407          $ 346,527        (2)$500,000       $   902,934
                                                   --------          ---------                          -----------
      Total Current Assets                           56,407            346,527                              902,934
                                                   --------          ---------                          -----------
OTHER ASSETS                                                           260,656                              260,626
                                                   --------          ---------                          -----------

                                                   $ 56,407          $ 607,183                          $ 1,163,590
                                                   ========          =========                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current liabilities                             $ 2,183          $ 217,737      (4)  $ 15,000       $   234,920
                                                   --------          ---------                          -----------
       Total Current Liabilities                      2,183            217,737                              234,920
                                                   --------          ---------                          -----------

STOCKHOLDERS' EQUITY
    Capital Stock 125,000,000 shares authorized
      at $0.001 par value; 42,786,860 shares
      outstanding                                    10,501              1,211      (1)    (4,096)
                                                                                    (2)     6,100
                                                                                    (3)    30,282
                                                                                    (5)    (1,211)           42,787

    Capital in excess of par value                   98,150            518,014      (1)     4,096
                                                                                    (2)   493,900
                                                                                    (3)   (30,282)
                                                                                    (4)   (15,000)
                                                                                    (5)   (53,216)        1,015,662

    Deficit                                         (54,427)          (129,779)     (5)    54,427          (129,779)
                                                   --------          ---------                          -----------
       Total Stockholders' Equity                    54,424            389,446                              928,670
                                                   --------          ---------                          -----------
                                                   $ 56,407          $ 607,183                          $ 1,163,590
                                                   ========          =========                          ===========

                 VIDEOLOCITY INTERNATIONAL, INC. AND SUBSIDIARY

                             STATEMENT OF OPERATION
                                   (unaudited)

                           For the Period May 26, 2000
                     (Date of Inception) to October 31, 2000


REVENUES                                                                           $        -

EXPENSES                                                                              129,779
                                                                                   ----------
NET LOSS                                                                           $ (129,779)
                                                                                   ==========

NET LOSS PER COMMON SHARE
       Basic                                                                       $    (.023)
                                                                                   ----------

AVERAGE OUTSTANDING SHARES
        Basic                                                                         576,750
                                                                                   ----------

                                  ADJUSTMENTS

    Pro Forma Adjustments

(1) To record the reverse common stock split of Videolocity International of 0.61 shares for each outstanding share.

(2) To record the completion of a private placement and the issuance of 6,100,000 post-split common shares for $500,000 immediately following closing of the business combination.

(3) To record the issuance of 30,281,250 post-split shares of Videolocity International common stock for all outstanding shares of Moviesonline.

(4) To record the costs incurred by both companies in connection with the business combination in the estimated amount of $15,000.

(5)      Consolidation adjustments.