Form 10QSB
period 2001-01-31
VIDEOLOCITY INTERNATIONAL INC
filed 2001-03-16
CIK 786771

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 33-2310-D


                         VIDEOLOCITY INTERNATIONAL, INC.
                         -------------------------------
          (Exact name of small business issuer as specified in charter)


              NEVADA                                        87-0429154
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

 1762-A Prospector Dr., Park City, Utah                        84060
---------------------------------------                        -----
(Address of principal executive offices)                     (Zip Code)

                                 (801) 230-0839
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of March 12, 2001, there were 42,786,860 shares of the registrant's common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):                          Yes [ ] No [X]

                VIDEOLOCITY INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets as of January 31,
                2001 and October 31, 2000                                     4

              Condensed Consolidated Statements of Operations for the
                three month periods ended January 31, 2001 and from
                inception through January 31, 2001                            5

              Condensed Consolidated Statements of Cash Flows for the
                three month periods ended January 31, 2001 and from
                inception through January 31, 2001                            6

              Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis or Plan of Operation          13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  14

Item 2.   Changes in Securities                                              14

Item 4.   Submission of Matters to a Vote of Security Holders                15

Item 5.   Other Information                                                  15

Item 6.   Exhibits and Reports on Form 8-K                                   16

Signatures                                                                   16

         Part I--Financial Information

Item 1.  Financial Statements

The accompanying unaudited condensed consolidated balance sheets of Videolocity International, Inc. (the "Company" or the "Issuer") at January 31, 2001 and October 31, 2000, and the related unaudited consolidated condensed statements of operations for the three months ended January 31, 2001 and 2000, and the period May 26, 2000 to January 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended October 31, 2000.

Operating results for the quarter ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

                           VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                                     (Development Stage Company)

                                     CONSOLIDATED BALANCE SHEETS
                                January 31, 2001 and October 31, 2000
                                              (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                       Jan 31,          Oct 31,
                                                                                        2001             2000
                                                                                    -----------       ----------
ASSETS

CURRENT ASSETS
   Cash                                                                             $   412,807       $  402,934
                                                                                    -----------       ----------
       Total Current Assets                                                             412,807          402,934
                                                                                    -----------       ----------

EQUIPMENT - net of accumulated depreciation - Note 2                                     25,520                -
                                                                                    -----------       ----------
OTHER ASSETS
     Advanced deposits                                                                   31,656           10,656
     Marketable securities - available-for-sale - Note 3                                 50,000           50,000
     Patents and license agreement - Note 4 & 7                                         243,951          200,000
    Good will - Note 5                                                                  950,638                -
                                                                                    -----------       ----------
                                                                                      1,276,245          260,656
                                                                                    -----------       ----------
                                                                                    $ 1,714,572       $  663,590
                                                                                    ===========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable - license agreement - Note 4                                       $        -       $  200,000
     Accounts payable - Note 8                                                           33,974           19,920
                                                                                    -----------       ----------
          Total Current Liabilities                                                      33,974          219,920
                                                                                    -----------       ----------

STOCKHOLDERS' EQUITY
    Preferred stock -  Notes 1 and 9
      10,000,000 shares authorized, at $0.001 par value;
      950,000 series A issued and 40,000 series B issued                                    990                -
    Common stock
      125,000,000 shares authorized, at $0.001 par value;
      42,786,860 shares issued and outstanding on
      January 31, 2001; 6,405,610 on October 31, 2000                                    42,786            6,406
    Capital in excess of par value                                                    1,978,731          567,043
    Deficit accumulated during the development stage                                   (341,909)        (129,779)
                                                                                    -----------       ----------
       Total Stockholders' Equity                                                     1,680,598          443,670
                                                                                    -----------       ----------
                                                                                    $ 1,714,572       $  663,590
                                                                                    ===========       ==========

   The accompanying notes are an integral part of these financial statements.

                           VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                                    (Development Stage Company)

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                               For The Three Months Ended January 31,
                           2001 and 2000 and the Period May 26, 2000 (date
                                  of inception) to January 31, 2001
                                              (Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                           Three Months Ended           May 26,
                                                                        Jan 31,        Jan 31,          2000 to
                                                                         2001           2000         Jan 31, 2001
                                                                      ----------    -----------      ------------
REVENUES                                                              $    3,257    $         -       $    3,257
                                                                      ----------    -----------       ----------
EXPENSES
    Research and development                                              86,285              -           86,285
    Administrative                                                       119,843              -          249,622
    Depreciation and amortization                                          9,259              -            9,259
                                                                      ----------    -----------       ----------
                                                                         215,387              -          345,166
                                                                      ----------    -----------       ----------

NET LOSS                                                              $ (212,130)   $         -       $ (341,909)
                                                                      ==========    ===========       ==========

NET LOSS PER COMMON SHARE
   Basic                                                              $        -    $         -
                                                                      ----------    -----------
AVERAGE OUTSTANDING SHARES
    Basic                                                             42,786,860              -
                                                                      ----------    -----------

    The accompanying notes are an integral part of these financial statements

                           VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                                    (Development Stage Company)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For The Three Months Ended January 31, 2001 and 2000
                                              (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                             Three Months Ended
                                                                                          Jan 31,           Jan 31,
                                                                                           2001              2000
                                                                                        ----------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                             $ (212,130)               -

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

           Change in accounts payable                                                       12,392                -
           Depreciation and amortization                                                     9,259                -


          Net Decrease in Cash From Operations                                            (190,479)               -
                                                                                        ----------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                                    (26,648)               -
  Advance deposits                                                                         (21,000)               -
  Purchase of license agreement and patent                                                (252,000)               -
  Advances on note receivable                                                             (100,000)               -
                                                                                        ----------          -------
                                                                                          (399,648)               -
                                                                                        ----------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common and preferred capital stock                             600,000                -
                                                                                        ----------          -------
  Net Increase in Cash                                                                       9,873                -

  Cash at Beginning of Period                                                              402,934                -
                                                                                        ----------          -------
  Cash at End of Period                                                                 $  412,807          $     -
                                                                                        ==========          =======

NON CASH FLOWS FROM INVESTING ACTIVITIES
  Issuance of 30,281,250 common shares for all outstanding stock
    of Videolocity, Inc.                                                                $        -
                                                                                        ----------
  Issuance of 950,000 preferred shares for members' interests in
    5th Digit Technologies LLC                                                             950,000
                                                                                        ----------

   The accompanying notes are an integral part of these financial statements.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on November 5, 1985 with authorized common stock of 50,000,000 shares at $0.001 par value with the name "Pine View Technologies Corporation. On November 27, 2000 the name was changed to "Videolocity International Inc." and on November 22, 2000 the Company increased the authorized common capital stock to 125,000,000 with the same par value and authorized preferred capital stock of 10,000,000 shares at $.001 par value. The terms of the preferred are outlined in note 9.

During December 2000 the Company completed the acquisition of all of the outstanding stock of Videolocity, Inc. and 5th Digit Technologies LLC. See Notes 5 and 6

The Company and its subsidiaries are in the business of developing and marketing systems, products, and solutions for the delivery of video and other content to end users on demand.

On December 4, 2000 the Company completed a reverse common stock split of .61 shares for each outstanding share. This report has been completed showing after stock split shares from inception.

On December 4, 2000 the Company completed a private placement offering of 6,100,000 common shares for cash of $500,000 and an on January 22, 2001 an offering of 40,000 shares of series B preferred for cash of $100,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On January 31, 2001, the Company and its subsidiaries had an available net operating loss carry forward of $336,884 resulting in a tax benefit of $101,065 from the loss carry forward. The tax benefit has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire in 2022.

Amortization of the Patents and the License Agreement

The patents are being amortized over seventeen years. The license agreement is being amortized to expense over ten years.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Equipment

Office equipment is being depreciated over five years.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality.

Principals of Consolidation

The consolidated financial statements shown in this report includes the assets and liabilities of Videolocity, Inc. (subsidiary) as if the acquisition of the subsidiary by the Company was completed on October 31, 2000 and excludes the historical operating information of the Company prior to December 4, 2000, and the operating information of the 5th Digit Technologies, LLC (subsidiary) prior to December 22, 2000.

All intercompany transactions have been eliminated

Financial Instruments

The carrying amounts of financial instruments, including cash, marketable securities, advance deposits, and accounts payable, are considered by management to be their estimated fair values.

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

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

3. MARKETABLE SECURITIES - AVAILABLE - FOR - SALE

On October 27, 2000 the Company acquired 1,000,000 common shares of Merit Studios, Inc. for $50,000. See Note 4

4. ACQUISITION OF LICENSE AGREEMENT

On October 27, 2000, the Company entered into a technology license agreement with Merit Studios, Inc. pertaining to Merit's proprietary compression technology as it applies to the compression and delivery of video and other content. The term of the agreement is for five years, which is extended for additional one-year periods unless terminated by either party. The Company is granted exclusive rights to the technology for the first two years of the agreement, and thereafter, the exclusive rights will be extended for additional one-year periods as long as the Company enters into at least three sublicense agreements for the technology during each additional year. The terms of the agreement was $250,000, with $50,000 being allocated to the purchase price of the 1,000,000 common shares of Merit Studios, Inc. outlined in note 3. The license agreement was subsequently amended as described in Item 5 of this report.

5. ACQUISITION OF ALL OUTSTANDING STOCK VIDEOLOCITY, INC.

On December 4, 2000 the Company (parent) completed the acquisition of all of the outstanding stock of Videolocity International, Inc. ( subsidiary), by a stock for stock exchange in which the stockholders of of the subsidiary received 30,281,250 common shares of the parent, representing 82% of the outstanding stock of the parent. For reporting purposes, the acquisition was treated as an acquisition of the parent by the subsidiary (reverse acquisition) and a recapitalization of the subsidiary. For reporting purposes the assets and liabilities of the subsidiary are shown in the balance sheet as if the acquisition had been completed on October 31, 2000 The historical operating statements prior to December 4, 2000 are those of the subsidiary. No good will was recognized from the acquisition.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

5. ACQUISITION OF ALL OUTSTANDING STOCK VIDEOLOCITY, INC. - Continued

The subsidiary was organized on May 26, 2000 for the purpose of developing and marketing systems, products, and solutions for the delivery of video and other content to end users on demand.

6. ACQUISITION OF ALL MEMBERS' INTERESTS OF 5TH DIGIT TECHNOLOGIES, LLC

On December 22, 2000 the Company (the parent) acquired all of all the outstanding members' interest in 5th Digit Technologies LLC (the subsidiary) in exchange for 950,000 series A preferred shares of the parent in which good will was recognized. The historical operating statements prior to December 22, 2000 are not included in the operating statements.

The subsidiary was organized on October 10, 2000.

7. PATENTS PENDING

The Company has three patent applications pending numbered 60/226,66575, 60/218,528, 60/233,447 and described as follows.

The "Set Top Box" is a network appliance based on open hardware and software methodologies, allowing for rapid development and deployment for different markets.

The "Webcaster" is a ruggedized computer capable of reliably transmitting multiple streams of internet video, whether in a studio application, or in demanding environments.

The "Enhanced Video Compression Method" describes a method of filtering a digitized video, much like a dedicated Time Base Corrector used on a broadcast signal for analog video.

8. RELATED PARTY TRANSACTIONS

Officers, directors, employees and their affiliates, have acquired 71 % of the common stock issued and 96% of the preferred stock issued. Included in the accounts payable on January 31, 2001 are amounts due to related parties of $8,204.

9. PREFERRED CAPITAL STOCK

During December 2000 the Company issued 950,000 shares of series A preferred stock and 40,000 shares of series B preferred stock.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

9. PREFERRED CAPITAL STOCK - continued

The terms of the series A and B are outlined as follows.

   1. Voting. Each share of preferred series A and B stock shall be entitled to one vote on all matters submitted to a vote of the shareholders.

   2. Conversion.. Each share of preferred series A and B stock shall be convertible into one share of common stock by the holders at any time upon delivery to the Company by written notice of their election to convert. Each share of preferred series A stock shall automatically be converted to common shares on February 1, 2002, and each share of preferred series B shall automatically be converted on March 1, 2002, if not converted prior to that date.

   3. Redemption. Upon written notice from the holders of the series A and B preferred stock as provided below, the Company will redeem the preferred stock during the 30 day period January 2, 2002 through January 31, 2002 for the preferred series A stock, and February 1, 2002 through February 28, 2002 for the preferred series B stock, at a price $5.00 per share. Any holder of the preferred stock desiring to redeem his shares shall provide written notice to the Company within the periods described above.

   4. Call Provision. The preferred stock shall be callable by the Company until January 31, 2002 for the preferred series A stock, and February 28, 2002 for the preferred series B stock, at a price of $5.00 per share and the Company shall provide written notice of its intent to call not less than 30 days prior to the effective date of the call. Any holder of preferred stock may elect to convert to common stock prior to the call with notice of such conversion within five days prior to the effective date of the call.

   5. Liquidation.. The preferred series A and B stock shall be entitled to a preference over the common stock of $5.00 per share in the event of dissolution of the Company. The liquidation preference of the preferred series B stock is subject and subordinate to the liquidation preference of the preferred series A stock.

10. STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified people to serve as key employees. Awards made under the plan shall be in plan units and each unit can be convertible, at the option of the participant, into one share of the Company's common stock after the vesting requirement has been satisfied. The Company has reserved 10,000,000 common shares that can be issued under the plan. On the date of this report, awards with respect to 9,093,750 shares had been made under the plan but none of such awards had vested.

On November 15, 2000, the Company established an omnibus stock option and stock award plan and reserved 5,000,000 shares of the Company's common stock for issuance under the plan. As of the date of this report, no awards had been made under such plan.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

11. CONTINUING AND CONTINGENT LIABILITIES

On December 20, 2000 the Company entered into employment and consulting agreements starting January 5, 2001 and continuing for one year which provide for annual payments of $223,000 for three related parties.

12. LEGAL ACTIONS

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

On January 2, 2001, the vendor filed a legal action in New York state against the Company, 5th Digit Technologies, LLC, and certain individuals, alleging tortious interference with the vendor's releationships, breaches of fiduciary duties, and misappropriation of information and properties. The Company believes the action to be without merit and intends to vigorously defend such action.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The following discussion should be read in conjunction with the Issuer's unaudited financial statements included elsewhere in this report.

Videolocity's plan of operation is to use its existing capital together with the proceeds from future financings to complete development and commence deployment and sales of its video-on-demand system. As of January 31, 2001, Videolocity had net cash assets in the amount of approximately $413,000. Videolocity estimates that its minimum expenses during the next twelve months will be approximately $1,200,000, consisting of $900,000 in payroll, $49,000 for office rent, and
$151,000 for general and administrative expenses, including legal and accounting. Videolocity will also incur substantial additional costs in connection with the manufacture of set-top-boxes for use with its video-on-demand systems. Videolocity estimates that such costs will be a minimum of $10,000,000 but plans to finance those costs based on contracts entered into for the deployment of its video-on-demand systems.

Videolocity plans to generate revenues from the delivery of video content to the end users of its video-on-demand systems and believes that revenues will commence by mid-summer from contracts that are currently in negotiation. Videolocity will charge a fee for each movie or other item of content viewed through its system and anticipates that it will remit a portion of such fee to the studio or other content provider. Videolocity also plans to sell or lease the set-top boxes for use with its video-on-demand system to its viewers at a price calculated to return its out of pocket costs and a small profit over a period of three years.

Videolocity plans to seek additional equity financing in two or more offerings during the next twelve months in a total amount of up to approximately $55,000,000, which will permit it to cover its minimum expenses described above and to accelerate the deployment of its video-on-demand systems. Videolocity has not entered into any agreement or arrangement for the provision of such financing and no assurances can be given that it will be able to obtain such financing on terms acceptable to it or at all. Based on its current costs of operation and contract commitments, Videolocity estimates that its current assets will be sufficient to fund its cost of operation for approximately six months and that it will be required to obtain additional financing before that time in order to continue its operations.

Forward Looking Statements

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect the views of Videolocity International, Inc. ("Videolocity" or the "Issuer") with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed operation and marketing of Videolocity's video-on-demand systems, statements that describe the functions and operations of technology it has licensed but not tested, statements with regard to the nature and extent of competition Videolocity may face in the future, and statements with respect to future strategic plans, goals or objectives. Forward-looking statements are contained in this information statement under the caption "Plan of Operation."

The forward-looking statements are based on present circumstances and on Videolocity's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Any forward-looking statements are made only as of the date of this report and Videolocity assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

                           Part II--Other Information

Item 1.  Legal Proceedings

See the Issuer's annual report on Form 10-K for the year ended October 31, 2000, and its current report on Form 8-K filed January 5, 2001, for a description of legal proceedings involving the Company.

Item 2.  Changes in Securities

Designation of Series A and B Preferred Stock

On December 22, 2000, Videolocity designated 950,000 shares of its authorized preferred stock as Series A Voting Preferred Stock. All 950,000 of such authorized shares of Series A Voting Preferred Stock were issued in connection with Videolocity's acquisition of 5th Digit Technologies, LLC. The Designation of Rights, Preferences, and Privileges for the Series A Voting Preferred Stock was filed as an exhibit to Videolocity's current report on Form 8-K filed January 5, 2001.

On February 1, 2001, Videolocity designated 1,000,000 shares of its authorized preferred stock as Series B Voting Preferred Stock. As of the date of this report, 40,000 shares of Series B Preferred Stock have been issued. The Series B Voting Preferred Stock: is entitled to one vote per share with the Common Stock on all matters submitted to Videolocity's shareholders; participates with the Common Stock on all dividends; is callable by Videolocity at a price of $5.00 per share through February 28, 2002, subject to prior conversion by the holders; is redeemable by Videolocity at the request of the holders at a price of $5.00 per share during the period from February 1, 2002 through February 28, 2002; is convertible at any time at the option of the holders into Videolocity Common Stock on a share-for-share basis, and will automatically be converted to Common Stock on March 1, 2002; and is entitled to a liquidation preference of $5.00 per share. The foregoing summary is qualified in its entirety by reference to the Designation of Rights, Privileges, and Preferences of Series B Voting Preferred Stock, a copy of which is included as an exhibit to this report.

Recent Sales of Unregistered Securities

On December 22, 2000, Videolocity delivered 950,000 shares of its Series A Preferred Voting Stock to the four shareholders of 5th Digit Technologies, LLC Inc. to acquire 5th Digit Technologies, LLC. On or about February 1, 2001, the Issuer sold 40,000 shares of its Series B Voting Preferred Stock to one sophisticated investor for $100,000. No underwriter was involved in the transactions and the shares were issued or sold by the Issuer directly to the shareholders (members) and the investor. The shares were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The shares were sold without general advertising or solicitation. The purchasers acknowledged that they were purchasing "restricted securities" which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificates representing the shares were imprinted with the usual and customary restricted stock legend.

Item 4.  Submission of Matters to a Vote of Security Holders

The following actions were authorized and approved by shareholders holding a majority of Videolocity's issued and outstanding shares of common stock on November 15, 2000, the record date: (i) a .61-for-1 reverse stock split in the issued and outstanding shares of the Issuer's common stock; (2) the acquisition of Videolocity, Inc. in exchange for 30,281,250 post-split shares of the
Issuer's  common  stock  pursuant  to the  terms  of an  Agreement  and  Plan of
Reorganization between the parties dated as of November 15, 2000; (3) the adoption and approval of the Amended and Restated Articles of Incorporation of Videolocity International, Inc. dated as of November 27, 2000; (4) an increase in the size of the Company's board of directors to six persons and the election of James P. Hill, Douglas B. Meadows, Larry R. McNeill, D. T. Norman, Jerry E. Romney, Jr., and Lawrence Turel as directors of the Company, subject to completion of the acquisition of Videolocity, Inc.; and (5) the adoption and approval of the Videolocity International, Inc. 2000 Stock Option and Stock Award Plan with respect to which 5,000,000 post-split shares of the Company's common stock were reserved for issuance. Shareholders holding 6,350,000 pre-split shares of the Issuer's common stock, or approximately 60.47% of the 10,501,000 pre-split shares that were issued and outstanding on the record date, approved the foregoing actions.

Item 5.  Other Information

Videolocity, Inc., a wholly owned subsidiary of the Issuer, and Merit Studios, Inc. ("Merit") had previously entered into a License Agreement (the "License Agreement") with Merit dated as of October 27, 2000, which is described in Note 4 to the unaudited financial statements included with this report. Subsequent to January 31, 2001, Videolocity, Inc. assigned its interest in the License Agreement to Videolocity Direct, Inc., a wholly owned subsidiary of the Issuer ("Videolocity Direct"), and on March 6, 2001, Videolocity Direct and Merit entered into an Amended and Restated License Agreement (the "Amended Agreement") that superceded and replaced the License Agreement. The Amended Agreement made the following significant changes to the License Agreement: (i) the term of the agreement was increased to 20 years, with Videolocity Direct having an exclusive license to the WormHole Video-On-Demand System for 10 years and a non-exclusive license for an additional 10 years, subject to the performance of its obligations; (ii) Merit was issued 2,500,000 shares of the authorized 10,000,000 common shares of Videolocity Direct, with the Issuer owning 5,000,000 common shares of Videolocity Direct, and the remaining 2,500,000 authorized and unissued shares being reserved for issuance in an initial public offering once the Wormhole Video-On-Demand System becomes fully operational; (iv) the license fees payable by Videolocity Direct will consist of the cash fees previously paid, future royalty payments of 10% of Videolocity Direct's net revenue per transaction over the WormHole Video-On-Demand System, and one-half of all proceeds received by Videolocity Direct from the sale of sublicenses under the Amended Agreement; (v) Videolocity Direct will pay Merit a one time compression fee for each item of video content to be delivered through the Wormhole Video-On-Demand System; and (vi) Videolocity Direct will be responsible for obtaining all content for delivery through the Wormhole Video-On-Demand System.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         The following documents are included as exhibits to this report:

Exhibit      SEC Ref.
No.          No.         Title of Document                            Location
--------     ------      -----------------                            --------
  3.1          3         Designation of Rights, Preferences and         This
                         Privileges for the Series B Voting            Filing
                         Preferred Stock of Videolocity
                         International, Inc.


         (b)      Reports on Form 8-K

On January 5, 2001, the Issuer filed a current report on Form 8-K with respect to its acquisition of 5th Digit Technologies LLC, its designation of Series A Preferred Stock, and developments in legal proceedings involving the Issuer. On March 6, 2001, the Issuer filed an amendment to such report to file financial and pro forma financial information with respect to 5th Digit Technologies, LLC.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Videolocity International, Inc.


Dated: March 15, 2001                   By /s/ Jerry E. Romney, Jr.
                                          -------------------------
                                          Jerry E. Romney, Jr.
                                          President

Dated: March 15, 2001                   By /s/ Larry R. McNeill
                                          ---------------------
                                          Larry R. McNeill
                                          Larry R. McNeill, Vice President and
                                          CFO and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)