Form 10QSB/A
period 2001-01-31
VIDEOLOCITY INTERNATIONAL INC
filed 2001-06-08
CIK 786771

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        Commission file number 33-2310-D

                         VIDEOLOCITY INTERNATIONAL, INC.
                         -------------------------------
          (Exact name of small business issuer as specified in charter)


              NEVADA                                 87-0429154
              ------                                 ----------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

    1762-A Prospector Dr., Park City, Utah              84060
    --------------------------------------              -----
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

Transitional Small Business Disclosure Format
(Check one):
                                 Yes [ ] No [X]

AMENDMENT

Videolocity International, Inc. (the "Company") hereby amends Item 1 ("Financial Statements") of Part I of its Form 10-QSB for the fiscal quarter ended January 31, 2001, filed with the Securities and Exchange Commission on March 16, 2001, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The Company's financial statements have been amended to reclassify the Company's Series A and Series B Preferred Stock.

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

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          (Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                      January 31, 2001 and October 31, 2000
                                   (Unaudited)


                                                                                       Jan 31,          Oct 31,
                                                                                        2001            2000
                                                                                        ----            ----
ASSETS
CURRENT ASSETS
   Cash                                                                             $   412,807     $   402,934
                                                                                    -----------     -----------
       Total Current Assets                                                             412,807         402,934
                                                                                    -----------     -----------

EQUIPMENT - net of accumulated depreciation - Note 2                                     25,520               -
                                                                                    -----------     -----------
OTHER ASSETS
     Advanced deposits                                                                   31,656          10,656
     Marketable securities - available-for-sale - Note 3                                 50,000          50,000
     Patents and license agreement - Note 4 & 7                                         243,951         200,000
     Good will - Note 5                                                                 950,638               -
                                                                                    -----------     -----------
                                                                                      1,276,245         260,656
                                                                                    -----------     -----------
                                                                                    $ 1,714,572     $   663,590
                                                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable - license agreement - Note 4                                      $         -     $   200,000
     Accounts payable - Note 8                                                           33,974          19,920
                                                                                    -----------     -----------
          Total Current Liabilities                                                      33,974         219,920
                                                                                    -----------     -----------

REDEEMABLE PREFERRED CAPITAL STOCK
     10,000,000 shares authorized at $0.001 par value;
        950,000 series A and 40,000 series B issued - Notes 1 & 9                           990               -
     Capital in excess of par value                                                   1,374,010               -
                                                                                    -----------     -----------
                                                                                      1,375,000               -
                                                                                    -----------     -----------
STOCKHOLDERS' EQUITY
    Common stock
        125,000,000 shares authorized, at $0.001 par value;
        42,786,860 shares issued and outstanding on
       January 31, 2001; 6,405,610 on October 31, 2000                                   42,786           6,406
    Capital in excess of par value                                                      604,721         567,043
    Deficit accumulated during the development stage                                   (341,909)       (129,779)
                                                                                    -----------     -----------
       Total Stockholders' Equity                                                       305,598         443,670
                                                                                    -----------     -----------
                                                                                    $ 1,714,572     $   663,590
                                                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          ( Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For The Three Months Ended January 31, 2001 and 2000
       and the Period May 26, 2000 (date of inception) to January 31, 2001
                                   (Unaudited)

                                                                          Three Months Ended
                                                                          ------------------          May 26,
                                                                       Jan 31,         Jan 31,        2000 to
                                                                         2001            2000       Jan 31, 2001
                                                                         ----            ----       ------------
REVENUES                                                              $    3,257      $       -      $    3,257
                                                                      ----------      ---------      ----------

EXPENSES
    Research and development                                              86,285              -          86,285
    Administrative                                                       119,843              -         249,622
    Depreciation and amortization                                          9,259              -           9,259
                                                                      ----------      ---------      ----------
                                                                         215,387              -         345,166
                                                                      ----------      ---------      ----------
NET LOSS                                                              $ (212,130)     $       -      $ (341,909)
                                                                      ==========      =========      ==========

NET LOSS PER COMMON SHARE
   Basic                                                              $        -      $       -
                                                                      ----------      ---------

AVERAGE OUTSTANDING SHARES
   Basic                                                                             42,786,860               -
                                                                                     ----------      ----------

    The accompanying notes are an integral part of these financial statements

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          (Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Three Months Ended January 31, 2001 and 2000
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                        Jan 31,        Jan 31,
                                                                                         2001           2000
                                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                          $ (212,130)              -

   Adjustments to reconcile net loss to
       net cash provided by operating activities
           Change in accounts payable                                                    12,392               -
           Depreciation and amortization                                                  9,259               -
           Net Decrease in Cash From Operations                                        (190,479)              -
                                                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                               (26,648)              -
    Advance deposits                                                                    (21,000)              -
    Purchase of license agreement and patent                                           (252,000)              -
    Advances on note receivable                                                        (100,000)              -
                                                                                     ----------      ----------
                                                                                       (399,648)              -
                                                                                     ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common and preferred capital stock                        600,000               -
                                                                                     ----------      ----------

    Net Increase in Cash                                                                  9,873               -
    Cash at Beginning of Period                                                         402,934               -
                                                                                     ----------      ----------
    Cash at End of Period                                                            $  412,807      $        -
                                                                                     ==========      ==========

NON CASH FLOWS FROM INVESTING ACTIVITIES
    Issuance of 30,281,250 common shares for all outstanding stock
      of Videolocity, Inc.                                                           $        -
                                                                                     ----------
    Issuance of 950,000 Series A preferred shares for members'
      interests in 5th Digit Technologies LLC                                           950,000
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

Income Taxes

On January 31, 2001, the Company and its subsidiaries had an available net operating loss carry forward of $341,909 resulting in a tax benefit of $102,573 from the loss carry forward. The tax benefit has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire in 2022.

Amortization of the Patents and the License Agreement

The patents are being amortized over seventeen years. The license agreement is being amortized to expense over ten years.

                VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

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

                VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

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

                VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

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

6.  ACQUISITION OF ALL MEMBERS' INTERESTS OF 5TH DIGIT TECHNOLOGIES, LLC

On December 22, 2000 the Company ( the parent) acquired all of all the outstanding members' interest in 5th Digit Technologies LLC (the subsidiary) in exchange for 950,000 series A preferred shares of the parent in which good will was recognized. The historical operating statements prior to December 22, 2000 are not included in the operating statements.

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

                VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

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

   3. Redemption. Upon written notice from the holders of the series A and B preferred stock as provided below, the Company will redeem the preferred stock during the 30 day period January 2, 2002 through January 31, 2002 for the preferred series A stock, and February 1, 2002 through February 28, 2002 for the preferred series B stock, at a price $5.00 per share. Any holder of the preferred stock desiring to redeem his shares shall provide written notice to the Company within the periods described above. The total redemption value is $4,950,000 resulting in an accretion of $3,900,000, over the issue value, which is being amortized over one year, at $325,000 per month as an addition to the capital in excess of par value under the redeemable preferred capital stock.

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

                VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------

10.  STOCK INCENTIVE PLAN - continued

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         The following documents are included as exhibits to this report:

Exhibit    SEC Ref.
No.        No.         Title of Document                              Location
---        ---         -----------------                              --------
3.1         3          Designation of Rights, Preferences and        (Original
                       Privileges Form 10-QSB for the Series B       Filing)
                       Voting Preferred Stock of Videolocity
                       International, Inc.

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

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Videolocity International, Inc.


Dated: June 7, 2001                         By /s/ Jerry E. Romney, Jr.
                                              -------------------------
                                              Jerry E. Romney, Jr.
                                              President


Dated: June 7, 2001                         By /s/ Larry R. McNeill
                                              ---------------------------------
                                              Larry R. McNeill, Vice President
                                              and CFO and Chief Financial
                                              Officer (Principal Financial
                                              and Accounting Officer)