Form 10QSB
period 2001-04-30
VIDEOLOCITY INTERNATIONAL INC
filed 2001-06-18
CIK 786771

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 33-2310-D

                         VIDEOLOCITY INTERNATIONAL, INC.
          -------------------------------------------------------------
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

                                 (801) 230-0839
                           --------------------------
                           (Issuer's telephone number)

                                 Not Applicable
             ------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

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

         As of June 11, 2001, there were 42,986,860 shares of the registrant's common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):

Yes [ ] No [X]

                   VIDEOLOCITY INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  April 30, 2001 and October 31, 2000                       4

                  Condensed Consolidated Statements of Operations
                  for the three and six month periods ended April
                  30, 2001 and 2000 and from inception on May 26,
                  2000 through April 30, 2001                               5

                  Condensed Consolidated Statements of Cash Flows
                  for the six month periods ended April 30, 2001
                  and 2000                                                  6

                  Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis or Plan of Operation         12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities                                             13

Item 3.  Defaults Upon Senior Securities                                   14

Item 4.  Submission of Matters to a Vote of Security Holders               14

Item 5.  Other Information                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  15

Signatures                                                                 15

         Part I--Financial Information

Item 1.  Financial Statements

The accompanying unaudited condensed consolidated balance sheets of Videolocity International, Inc. (the "Company" or the "Issuer") at April 30, 2001 and October 31, 2000, and the related unaudited consolidated condensed statements of operations for the three and six month periods ended April 30, 2001 and 2000, and the period from inception on May 26, 2000 to April 30, 2001, and the unaudited consolidated condensed statements of cash flows for the six month periods ended April 30, 2001 and 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended October 31, 2000.

Operating results for the quarter ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          (Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                       April 30, 2001 and October 31, 2000
                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                                                       Apr 30,          Oct 31,
                                                                                        2001            2000
                                                                                        ----            ----
ASSETS

CURRENT ASSETS
   Cash                                                                              $   101,198        $ 402,934
    Accounts receivable                                                                   54,500                -
                                                                                     -----------        ---------
           Total Current Assets                                                          155,698          402,934
                                                                                     -----------        ---------
EQUIPMENT - net of accumulated depreciation - Note 2                                      28,113                -
                                                                                     -----------        ---------
OTHER ASSETS
     Advanced deposits                                                                    22,231           10,656
     Marketable securities - available-for-sale - Note 3                                  50,000           50,000
     License agreement - Note 2 & 4                                                      238,911          200,000
     Good will - Note 6                                                                  926,672                -
                                                                                     -----------        ---------
                                                                                       1,237,814          260,656
                                                                                     -----------        ---------
                                                                                     $ 1,421,625        $ 663,590
                                                                                     ===========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable - license agreement - Note 4                                       $         -        $ 200,000
     Accounts payable                                                                     39,175           19,920
                                                                                     -----------        ---------
          Total Current Liabilities                                                       39,175          219,920
                                                                                     -----------        ---------
REDEEMABLE  PREFERRED  CAPITAL STOCK
     10,000,000 shares authorized at $0.001 par value;
        950,000 series A issued - Notes 1 & 8                                                950                -
     Capital in excess of par value                                                    2,215,727                -
                                                                                     -----------        ---------
                                                                                       2,216,677                -
                                                                                     -----------        ---------
MINORITY INTERESTS                                                                         2,700                -
                                                                                     -----------        ---------
STOCKHOLDERS' EQUITY
    Common stock
       125,000,000 shares authorized, at $0.001 par value;
       42,986,860 shares issued and outstanding on
       April 30, 2001; 6,405,610 on October 31, 2000                                      42,986            6,406
    Capital in excess of par value                                                      (314,342)         567,043
    Deficit accumulated during the development stage                                    (565,571)        (129,779)
                                                                                     -----------        ---------
       Total Stockholders' Equity (deficiency)                                          (836,927)         443,670
                                                                                     -----------        ---------
                                                                                     $ 1,421,625        $ 663,590
                                                                                     ===========        =========

              The accompanying notes are an integral part of these
                             financial statements.

                                   VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                                            (Development Stage Company)

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For The Three and Six Months Ended April 30,
                                   2001 and 2000 and the Period May 26, 2000 (date
                                           of inception) to April 30, 2001
                                                     (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                  Three Months                    Six Months
                                           -------------------------      -----------------------           May 26, 2000
                                             Apr 30,        Apr 30,        Apr 30,       Apr 30,                  to
                                               2001          2000            2001         2000              Apr 30, 2001
                                           ----------     ----------       ---------    ---------           ------------
REVENUES                                   $    2,961        $     -       $   6,218      $     -            $    9,475
                                           ----------        -------       ---------      -------            ----------
EXPENSES
   Research and development                    27,818              -          27,818            -                27,818
   Administrative                             361,676              -         567,804            -               700,840
   Depreciation and amortization               36,929              -          46,188            -                46,188
                                           ----------        -------       ---------      -------            ----------
                                              426,423              -         641,810            -               774,846
                                           ----------        -------       ---------      -------            ----------

NET  LOSS - before other income              (423,462)             -        (635,592)           -              (765,371)

NET GAIN FROM SALE OF
  INVESTMENT STOCK                            199,800              -         199,800            -               199,800


NET LOSS                                   $ (223,662)       $     -       $(435,792)     $     -            $ (565,571)
                                           ==========        =======       =========      =======            ==========

                                            =======          =======         =======       =======              =======

LOSS PER COMMON SHARE
   Basic                                   $        -        $     -       $       -      $     -
                                           ----------        -------       ---------      -------            ----------

AVERAGE OUTSTANDING COMMON SHARES
   Basic (stated in 1000's)                    42,987         42,787          42,987       42,787
                                           ----------        -------       ---------      -------            ----------

              The accompanying notes are an integral part of these
                             financial statements.

                                             VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                                                       (Development Stage Company)

                                                   CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                            For The Six Months Ended April  30, 2001 and 2000
                                                               (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                                         Apr 30,             Apr 30,
                                                                                          2001                 2000
                                                                                        ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                              $(435,792)                  -

  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Change in accounts receivable                                                       (54,500)                  -
      Change in accounts payable                                                           19,255                   -
      Depreciation and amortization                                                        46,188                   -
      Issuance of common stock for services                                                20,000                   -
      Net Decrease in Cash From Operations                                               (404,849)                  -
                                                                                        ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                                   (30,782)                  -
  Advance deposits                                                                        (14,605)                  -
  Purchase of license agreement                                                          (251,500)                  -
  Advances on note receivable                                                            (100,000)                  -
                                                                                        ---------           ---------
                                                                                         (396,887)                  -
                                                                                        ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common capital stock                                          500,000                   -
                                                                                        ---------           ---------
  Net decrease in Cash                                                                   (301,736)                  -

  Cash at Beginning of Period                                                             402,934                   -
                                                                                        ---------           ---------
  Cash at End of Period                                                                 $ 101,198           $       -
                                                                                        =========           =========

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES
  Issuance of 30,281,250 common shares for all outstanding
    stock of of Videolocity Inc.                                                        $       -
                                                                                        ---------
   Issuance of 950,000 preferred shares for members' interests
     in 5th Digit Technologies LLC                                                                            950,000
                                                                                                            ---------
   Issuance of 200,000 common shares for services                                          20,000
                                                                                        ---------

                 The accompanying notes are an integral part of
                           these financial statements.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on November 5, 1985 with authorized common stock of 50,000,000 shares at $0.001 par value with the name "Pine View Technologies Corporation. On November 27, 2000 the name was changed to "Videolocity International Inc." and on November 22, 2000 the Company increased the authorized common capital stock to 125,000,000 with the same par value and authorized preferred capital stock of 10,000,000 shares at $.001 par value. The terms of the preferred are outlined in note 8.

The Company and its subsidiaries are in the business of developing and marketing systems, products, and solutions for the delivery of video and other content to end users on demand.

On December 4, 2000 the Company completed a reverse common stock split of .61 shares for each outstanding share. This report has been completed showing after stock split shares from inception.

On December 4, 2000 the Company completed a private placement offering of 6,100,000 common shares for cash of $500,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On April 30, 2001, the Company and its subsidiaries had an accumulated net operating loss of $565,571 with a tax benefit of $169,670 from the carry forward. The tax benefit has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire in 2022.

Amortization of the  License Agreement

The license agreement is being amortized to expense over ten years.

Equipment

Office equipment is being depreciated over five years.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consists of cash and accounts receivable. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality. The accounts receivable are considered by management to be fully collectable.

Principals of Consolidation

The consolidated financial statements shown in this report include the assets and liabilities of Videolocity, Inc. (subsidiary) as if the acquisition of the subsidiary by the Company was completed on October 31, 2000 and excludes the historical operating information of the Company prior to December 4, 2000, and the operating information of the 5th Digit Technologies, LLC (subsidiary) prior to December 22, 2000.

All intercompany transactions have been eliminated

Financial Instruments

The carrying amounts of financial instruments, including cash, marketable securities, and accounts payable, are considered by management to be their estimated fair values.

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

3. MARKETABLE  SECURITIES - AVAILABLE - FOR - SALE

On October 27, 2000 the Company acquired 1,000,000 common shares of Merit Studios, Inc. for $50,000. See Note 4

4.  ACQUISITION OF LICENSE AGREEMENT

On October 27, 2000, the Company entered into a technology license agreement with Merit Studios, Inc. pertaining to Merit's proprietary compression technology as it applies to the compression and delivery of video and other content. The terms of the original license agreement of two years were amended by an agreement entitled "Amended and Restated License Agreement", as revised and restated, on March 6, 2001 which provides for an exclusive license for ten years, which will continue after May 6, 2011 on a non-exclusive basis for an additional ten years, however the Company must commence marketing of the technology within one year, otherwise the exclusive rights may convert to non-exclusive rights. The terms of the agreement were $250,000, with $50,000 being allocated to the purchase price of the 1,000,000 common shares of Merit Studios, Inc. outlined in note 3. Royalties are provided at 10% of the net revenue per transaction and 50% of all of the initial amounts received from the sales of sub-licenses. Merit Studios, Inc. received one third of the outstanding stock of Videolocity Direct, Inc. (a subsidiary of the Company) to which the license agreements with Merit Studios Inc. have been assigned.

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

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued
--------------------------------------------------------------------------------

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

7.  RELATED PARTY TRANSACTIONS

Officers, directors, employees and their affiliates, have acquired 71 % of the common stock issued and 100% of the preferred stock issued. Included in the accounts payable on April 30, 2001 are amounts due to related parties of $1,030.

8.  PREFERRED CAPITAL STOCK

During December 2000 the Company issued 950,000 shares of series A preferred stock and 40,000 shares of series B preferred stock. During March 2001 the sale of the series B preferred stock was rescinded and all monies paid were returned.

The terms of the series A stock are outlined as follows.

     1. Voting. Each share of preferred series A stock shall be entitled to one vote on all matters submitted to a vote of the shareholders.

     2 Conversion. Each share of preferred series A stock shall be convertible into one share of common stock by the holders at any time upon delivery to the Company by written notice of their election to convert.

          Each share of preferred series A stock shall automatically be converted to common shares on February 1, 2002.

     3. Redemption. Upon written notice from the holders of the series A preferred stock as provided below, the Company will redeem the preferred stock during the 30 day period January 2, 2002 through January 31, 2002 at a price $5.00 per share. Any holder of the preferred stock desiring to redeem his shares shall provide written notice to the Company within the 30-day period described above. The total redemption value is $4,750,000 resulting in an accretion of $3,800,000, over the issue value, which is being amortized over one year, at $316,667 per month as an addition to the capital in excess of par value under the redeemable preferred capital stock.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued
--------------------------------------------------------------------------------

8.  PREFERRED CAPITAL STOCK - continued

     4. Call Provision. The preferred stock shall be callable by the Company until January 31, 2002 at a price of $5.00 per share and the Company shall provide written notice of its intent to call not less than 30 days prior to the effective date of the call. Any holder of preferred stock may elect to convert to common stock prior to the call with notice of such conversion within five days prior to the effective date of the call.

     5. Liquidation.. The preferred stock shall be entitled to a preference over the common stock at $5.00 per share in the event of dissolution of the Company.

9.  STOCK INCENTIVE PLAN

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

10.  CONTINUING AND CONTINGENT LIABILITIES

On December 20, 2000 the Company entered into employment agreements starting January 5, 2001 and continuing for one year which provide for annual salaries of $175,000 for two related parties.

On May 3, 2001 the Company engaged Sinclair-Davis Trading Corp to provide public relations services. The terms of the agreement provided for the issuance of 200,000 common shares of the Company, which was completed, and 200,000 shares to be issued on August 3, 2001.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The following discussion should be read in conjunction with the Issuer's unaudited financial statements included elsewhere in this report.

Videolocity's plan of operation is to use its existing capital together with the proceeds from future financings to complete development and commence deployment and sales of its Digital Entertainment System, which was formerly referred to by the Company as its "video-on-demand system." As of April 30, 2001, Videolocity had net cash assets in the amount of approximately $101,198. Videolocity estimates that its minimum expenses during the next twelve months will be approximately $1,200,000, consisting of $900,000 in payroll, $49,000 for office rent, and $151,000 for general and administrative expenses, including legal and accounting. Videolocity will also incur substantial additional costs in connection with the manufacture and deployment of its Digital Entertainment System. Videolocity estimates that such costs will be a minimum of $10,000,000 but plans to finance those costs based on contracts entered into for the deployment of its Digital Entertainment System. Videolocity has entered into a strategic relationship with Tech Flex Funding, Inc. (underwritten by American Express Equipment Finance), wherein funding is available for all its future installations on a lease back program without recourse to Videolocity.

The 950,000 issued and outstanding shares of Videolocity's Series A Preferred Stock are redeemable at the option of the holders during the period from January 2 through January 31, 2002 at a price of $5.00 per share. If such shares are not converted to common stock and the holders demand redemption of such shares, the Company will be required to pay a maximum of $4,750,000 to the holders if all shares are redeemed.

Videolocity plans to generate revenues from the delivery of video content to the end users of its Digital Entertainment System and believes revenues from contracts will commence by mid-summer from one completed contract and by early fall from other contracts that are currently in negotiation. Videolocity will charge a fee for each movie or other item of content viewed through its system and anticipates that it will remit a portion of such fee to the studio or other content provider. Videolocity also plans to sell or lease the set-top boxes for use with its Digital Entertainment System to its viewers at a price calculated to return its out of pocket costs and a small profit over a period of three years.

Videolocity plans to seek additional equity financing in two or more offerings during the next twelve months in a total amount of up to approximately $25,000,000, which will permit it to cover its minimum expenses described above and to accelerate the deployment of its Digital Entertainment System. Videolocity has not entered into any agreement or arrangement for the provision of such financing and no assurances can be given that it will be able to obtain such financing on terms acceptable to it or at all. Based on its current costs of operation, contract commitments, and availability of credit, Videolocity estimates that its current assets will be sufficient to fund its cost of operation for approximately three months and that it will be required to obtain additional financing before that time in order to continue its operations. Negotiations for additional debt and equity funding are ongoing at the present time. The Company has received an additional $300,000 in debt financing from affiliated parties since April 30, 2001.

Forward Looking Statements

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect the views of Videolocity International, Inc. ("Videolocity" or the "Issuer") with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed operation and marketing of Videolocity's Digital Entertainment System, statements that describe the functions and operations of technology it has licensed but not tested, statements with regard to the nature and extent of competition Videolocity may face in the future, and statements with respect to future strategic plans, goals or objectives. Forward-looking statements are contained in this information statement under the caption "Plan of Operation." The forward-looking statements are based on present circumstances and on Videolocity's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Any forward-looking statements are made only as of the date of this report and Videolocity assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

         Part II--Other Information

Item 1.  Legal Proceedings

During the quarter ended April 30, 2001, Videolocity and iStreamTV, Inc. entered into a settlement agreement with respect to the pending actions between such parties, their affiliates and others in the Supreme Court of the State of New York, County of New York, and the Third District Court for the District of Utah. Pursuant to the terms of the settlement agreement, both actions were dismissed with prejudice, 5th Digit Technologies, a subsidiary of Videolocity, assigned its interest in three patent applications to iStreamTV without warranty, and iStream reimbursed Videolocity, Inc. for a portion of a $4,000 deposit previously paid by Videolocity, Inc. to iStreamTV. The patent applications assigned by 5th Digit did not pertain to products currently being used by the Company or proposed to be used by it in the future.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On or about April 30, 2001, Videolocity and one accredited investor mutually agreed to rescind the sale of 40,000 shares of Videolocity's Series B Preferred Stock, and the purchase price for the shares was refunded to the investor and the shares were cancelled. As a result, there are no shares of Series B Preferred Stock issued and outstanding, and Videolocity has no current plans to sell any additional shares of Series B Preferred Stock.

On or about April 30, 2001, Videolocity sold 200,000 shares of Videolocity Direct, Inc., a 66.67% owned subsidiary of Videolocity, to one accredited investor for $200,000. In addition, on May 3, 2001,

Videolocity issued 200,000 shares of its restricted common stock to Sinclair-Davis Trading Corp., and agreed to issue it an additional 200,000 restricted shares of common stock in three months, pursuant to the terms of the Services Agreement described in Item 5 below. The Company granted Sinclair-Davis a one-time demand registration right and piggy-back registration rights with respect to such shares. No underwriter was involved in the foregoing transactions and the shares were issued or sold by the Issuer directly to the investor and Sinclair-Davis. The shares were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The shares were sold without general advertising or solicitation. The purchasers acknowledged that they were purchasing "restricted securities" which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificates representing the shares were imprinted with the usual and customary restricted stock legend.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Videolocity entered into a Services Agreement with Sinclair-Davis Trading Corp. dated as of April 26, 2001, pursuant to which Sinclair-Davis agreed to provide public relations services to Videolocity during the eighteen-month term of the Agreement. Videolocity issued Sinclair-Davis 200,000 restricted shares of its common stock and agreed to issue an additional 200,000 restricted shares of its common stock three months from the signing date of the agreement. Videolocity also granted Sinclair-Davis a one-time right to demand registration of such shares and "piggy-back" registration rights with respect to such shares. The foregoing summary of the Services Agreement is qualified in its entirety by reference to the Services Agreement, a copy of which is included as an exhibit to this report.

On or about May 30, 2001, Videolocity Direct, Inc., a partially owned subsidiary of Videolocity, and Merit Studios, Inc. ("Merit") entered into a License Agreement (the "License Agreement") for Merit's Wormhole Data (Compression) Packing Technology. The agreement grants Videolocity Direct an additional exclusive license to the WormHole Data (Compression) Packing Technology for 20 years, 10 years exclusive and 10 years non-exclusive; provided, that if the Company has not obtained content rights and commenced marketing efforts within one year of Merit's completion of the WormHole Video System, Merit may convert the exclusive rights to non-exclusive rights. Videolocity Direct will pay cash payments of $29 million over 10 years, and royalties, to Merit Studios. The royalties are 20 percent on all net revenue received by Videolocity Direct from its use of the WormHole Technology, together with 40 percent of any initial sublicense fees. The agreement separate from and in addition to the Amended and Restated License Agreement under which Videolocity Direct previously acquired an exclusive license for Merit's WormHole Video-On-Demand System. The foregoing summary of the License Agreement is qualified in its entirety by reference to the License Agreement, a copy of which will be filed as an exhibit to Videolocity's Form 10-QSB for the quarter ending July 31, 2001. Merit owns 33.33% of Videolocity Direct.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following documents are included as exhibits to this report:

Exhibit  SEC Ref.
No.      No.         Title of Document                               Location
-------  --------    -----------------                               --------
10.1     10          Amended and Restated License Agreement            This
                     [Video] between Videolcity Direct, Inc. and       Filing
                     Merit Studios, Inc. dated effective as of October 27, 2000

10.2     10          Services Agreement between Videolocity            This
                     International, Inc. and Sinclair-Davis            Filing
                     Trading Corp. dated as of April 26, 2001

         (b) Reports on Form 8-K. The Issuer did not file any current reports on Form 8-K during the fiscal quarter ended April 30, 2001.


Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Videolocity International, Inc.


Dated: June 15, 2001                       By  /s/ Jerry E. Romney, Jr.
                                               -------------------------
                                               Jerry E. Romney, Jr.
                                               President


Dated: June 15, 2001                       By  /s/ Larry R. McNeill
                                               ---------------------
                                               Larry R. McNeill, Vice
                                               President and CFO and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)