Form 10QSB
period 2001-07-31
VIDEOLOCITY INTERNATIONAL INC
filed 2001-09-18
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to  Section 13 or 15(d) of The Securities Exchange
    Act of 1934

                       For the Quarter Ended July 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission File Number 33-2310-D

                         VIDEOLOCITY INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                       Nevada                        87-0429154
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)

           358 South 700 East, Suite B604, Salt Lake City, Utah 84102
                   (address of principal executive officers)

Issuer's telephone number:  (801) 521-2808

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

                    Class                  Outstanding as of July 31, 2001
                Common Stock,
         Par Value $0.001 par value                   43,086,860

Transitional Small Business Disclosure Format (check one):  Yes [   ];  No [ X ]

                         VIDEOLOCITY INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.     Financial Statements.............................................. 3

Item 2.     Management's Discussion and Analysis or Plan of Operation........ 13

                                         PART II

Item 1.     Legal Proceedings................................................ 15

Item 2.     Changes in Securities and Use of Proceeds........................ 15

Item 3.     Defaults Upon Senior Securities.................................. 15

Item 4.     Submissions of Matters to a Vote of Security Holders............. 15

Item 5.     Other Information................................................ 15

Item 6.     Exhibits and Reports on Form 8-K................................. 16

            SIGNATURES....................................................... 17

                                     PART I

Item 1. Financial Statements

         The following unaudited Financial Statements for the period ended July 31, 2001, have been prepared by the Company.




                         Videolocity International, Inc.

                        Consolidated Financial Statements

                       July 31, 2001 and October 31, 2000

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          ( Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 2001 and October 31, 2000

                                                              Jul 31,       Oct 31,
                                                               2001          2000
                                                           ------------  ------------
ASSETS
CURRENT ASSETS
   Cash                                                    $    115,292  $    402,934
                                                           ------------  ------------
        Total Current Assets                                    115,292       402,934
                                                           ------------  ------------
EQUIPMENT - net of accumulated depreciation - Note 2             26,572          --
                                                           ------------  ------------
OTHER ASSETS
     Advanced deposits                                           20,482        10,656
     Marketable securities - available-for-sale - Note 3         50,000        50,000
     License agreement - Note 2 & 4                             449,903       200,000
    Good will - Note 7                                          918,682          --
                                                           ------------  ------------
                                                              1,439,067       260,656
                                                           ------------  ------------
                                                           $  1,580,931  $    663,590
                                                           ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payables - Note  5                               $    200,000  $    200,000
      Notes payable - related parties - Notes 5 and 8           350,000          --
     Accounts payable                                            36,309        19,920
                                                           ------------  ------------
          Total Current Liabilities                             586,309       219,920
                                                           ------------  ------------
REDEEMABLE  PREFERRED  CAPITAL STOCK
     10,000,000 shares authorized at $0.001 par value;
        950,000 series A issued - Notes 1 & 9                       950          --
     Capital in excess of par value                           3,165,727          --
                                                           ------------  ------------
                                                              3,166,677          --
                                                           ------------  ------------
MINORITY INTERESTS - (deficiency)                                (3,934)         --
                                                           ------------  ------------
STOCKHOLDERS' EQUITY - (deficiency)
   Common stock
      125,000,000 shares authorized, at $0.001 par value;
      43,086,860 shares issued and outstanding on
     July 31, 2001; 6,405,610 on October 31, 2000                43,086         6,406
  Capital in excess of par value                             (1,214,442)      567,043
  Deficit accumulated during the development stage - Note 2    (996,765)     (129,779)
                                                           ------------  ------------
       Total Stockholders' Equity (deficiency)               (2,168,121)      443,670
                                                           ------------  ------------
                                                           $  1,580,931  $    663,590
                                                           ============  ============



   The accompanying notes are an integral part of these financial statements.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          ( Development Stage Company)
                           CONSOLIDATED STATEMENTS OF
                    OPERATIONS For The Three and Nine Months
                          Ended July 31, 2001 and 2000
        and the Period May 26, 2000 (date of inception) to July 31, 2001


                                                                   Three Months                Nine Months         May 26, 2000
                                                              Jul 31,       Jul 31,       Jul 31,       Jul 31,        to
                                                               2001          2000          2001          2000      Jul  31, 2001
                                                           ------------  ------------  ------------  ------------  ------------
REVENUES                                                   $       --    $       --    $      5,334  $       --    $      8,591
                                                           ------------  ------------  ------------  ------------  ------------
EXPENSES

   Administrative                                               356,613          --         951,351          --       1,084,387
   Interest                                                     163,900          --         163,900          --         163,900
   Depreciation and amortization                                 29,815          --          76,003          --          76,003
                                                           ------------  ------------  ------------  ------------  ------------
                                                                550,328          --       1,191,254          --       1,324,290
                                                           ------------  ------------  ------------  ------------  ------------
NET  LOSS - before other income                                (550,328)         --      (1,185,920)         --      (1,315,699)

NET GAIN FROM SALE OF
  INVESTMENT STOCK                                              112,275          --         312,075          --         312,075

NET LOSS - from operations                                     (438,053)         --        (873,845)         --      (1,003,624)

LESS MINORITY INTERESTS                                           6,859          --           6,859          --           6,859

NET LOSS                                                   $   (431,194) $       --    $   (866,986) $       --    $   (996,765)
                                                           ============  ============  ============  ============  ============
LOSS PER COMMON
   SHARE

    Basic                                                  $       (.01) $       --    $       (.02) $       --
                                                           ------------  ------------  ------------  ------------
AVERAGE  OUTSTANDING
    COMMON SHARES

    Basic (stated in 1000's)                                     42,987        42,787        42,987        42,787
                                                           ------------  ------------  ------------  ------------



   The accompanying notes are an integral part of these financial statements.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          ( Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Nine Months Ended July 31, 2001 and 2000


CASH FLOWS FROM
   OPERATING ACTIVITIES
                                                                                    July 31,        July 31,
                                                                                     2001            2000
                                                                                --------------  --------------
   Net loss                                                                     $     (873,845)           --

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

           Change in accounts  and short term notes payable                            366,389            --
           Depreciation and amortization                                                76,003            --
         Issuance of common stock for services and expenses                            182,500            --

          Net Decrease in Cash From Operations                                        (248,953)           --
                                                                                --------------  --------------
CASH FLOWS FROM INVESTING
   ACTIVITIES

          Purchase of equipment                                                        (30,782)           --
          Advance deposits                                                             (31,407)           --
        Purchase of license agreement                                                 (476,500)           --
                                                                                --------------  --------------
                                                                                      (538,689)           --
                                                                                --------------  --------------
CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common  capital stock                                 500,000            --
                                                                                --------------  --------------
   Net decrease in Cash                                                               (287,642)           --

   Cash at Beginning of Period                                                         402,934            --
                                                                                --------------  --------------
   Cash at End of Period                                                        $      115,292  $         --
                                                                                ==============  ==============


NON  CASH  FLOWS  FROM OPERATING AND  INVESTING ACTIVITIES
    Issuance of 30,281,250 common shares for all outstanding stock of Videolocity Inc.          $         --
                                                                                                --------------
    Issuance of 950,000 preferred shares for members' interests in 5th Digit Technologies LLC          950,000
                                                                                                --------------
    Issuance of 200,000 common shares for services                                                      20,000
                                                                                                --------------
   Issuance of 100,000 common shares for expenses                                                       50,000
                                                                                                --------------




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

On December 4, 2000 the Company completed a private placement offering of 6,100,000 common shares for $500,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On July 31, 2001, the Company and its subsidiaries had an accumulated net operating loss carryforward of $1,003,624. The tax benefit of approximately $301,087 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire in 2022.

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

Principals of Consolidation

The consolidated financial statements shown in this report includes the assets and liabilities of all subsidiaries and excludes the historical operating information of the Company prior to December 4, 2000, and the operating information of the 5th Digit Technologies, LLC (subsidiary) prior to December 22, 2000. (Note 6 and 7)

All intercompany transactions have been eliminated

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

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Good Will

The pronouncement regarding the valuation of good will effective June 30, 2001 has not been implemented.

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. MARKETABLE  SECURITIES - AVAILABLE - FOR - SALE

On October 27, 2000 the Company acquired 1,000,000 common shares of Merit Studios,Inc. for $50,000. The fair market value is in excess of its cost. Note 4

4.  ACQUISITION OF LICENSE AGREEMENT

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

On May 29, 2001, the Company, through its subsidiary Videolocity Direct, Inc., entered into an additional technology license agreement with Merit Studios, Inc., pertaining to Merit's proprietary compression technology for all aspects and applications in addition to the video application previously licensed. The terms of the license extend for a period commencing on May 29, 2001 and continuing through May 28, 2011. The license will continue on a non-exclusive basis from May 29, 2011 until the expiration or termination of the agreement. The terms of the agreement provides for a payment of $200,000 upon execution and future advance royalty payments. Royalties are provided at 20% of net revenues and 40%of the initial up-front payments received by Videolocity Direct Inc. from the sale of sub-licenses of the Wormhole technology.

5.  NOTES PAYABLE

The notes payable are due September 31, 2001 including interest at 8%.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

6.  ACQUISITION OF ALL OUTSTANDING STOCK VIDEOLOCITY, INC.

On December 4, 2000 the Company (parent) completed the acquisition of all of the outstanding stock of Videolocity International, Inc. ( subsidiary), by a stock for stock exchange in which the stockholders of of the subsidiary received 30,281,250 common shares of the parent, representing 82% of the outstanding stock of the parent. For reporting purposes, the acquisition was treated as an acquisition of the parent by the subsidiary (reverse acquisition) and a recapitalization of the subsidiary. For reporting purposes the assets and liabilities of the subsidiary are shown in the balance sheet as if the acquisition had been completed on October 31, 2000. The historical operating statements prior to December 4, 2000 are those of the subsidiary. No good will was recognized from the acquisition.

The subsidiary was organized on May 26, 2000 for the purpose of developing and marketing systems, products, and solutions for the delivery of video and other content to end users on demand.

7.  ACQUISITION OF ALL MEMBERS' INTERESTS OF 5TH DIGIT TECHNOLOGIES, LLC

On December 22, 2000 the Company ( the parent) acquired all of all the outstanding members' interest in 5th Digit Technologies LLC (the subsidiary) in exchange for 950,000 series A preferred shares of the parent in which good will was recognized, however, on the report date the pronouncement effective June 30, 2001 regarding the valuation of good will had not been implemented. The historical operating statements prior to December 22, 2000 are not included in the operating statements.

The  subsidiary  was organized on October 10, 2000 for the purpose  described in note 5.

8.  RELATED PARTY TRANSACTIONS

Officers, directors, employees and their affiliates, have acquired 71 % of the common stock issued and 100% of the preferred stock issued.

Included in the notes payable outlined in note 5 is $350,000 due to related parties.

9. REDEEMABLE  PREFERRED CAPITAL STOCK

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

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

9.  PREFERRED CAPITAL STOCK - continued

   2 Conversion.. Each share of preferred series A stock shall be convertible into one share of common stock by the holders at any time upon delivery to the Company by written notice of their election to convert. Each share of preferred series A stock shall automatically be converted to common shares on February 1, 2002.

   2. Redemption. Upon written notice from the holders of the series A preferred stock as provided below, the Company will redeem the preferred stock during the 30 day period January 2, 2002 through January 31, 2002 at a price $5.00 per share. Any holder of the preferred stock desiring to redeem his shares shall provide written notice to the Company within the 30-day period described above. The total redemption value is $4,750,000 resulting in an accretion of $3,800,000, over the issue value, which is being amortized over one year, at $316,667 per month as an addition to the capital in excess of par value under the redeemable preferred capital stock.

   3. Call Provision. The preferred stock shall be callable by the Company until January 31, 2002 at a price of $5.00 per share and the Company shall provide written notice of its intent to call not less than 30 days prior to the effective date of the call. Any holder of preferred stock may elect to convert to common stock prior to the call with notice of such conversion within five days prior to the effective date of the call.

   4. Liquidation.. The preferred stock shall be entitled to a preference over the common stock at $5.00 per share in the event of dissolution of the Company.

10.  STOCK INCENTIVE   PLAN

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified people to serve as key employees. Awards made under the plan shall be in plan units and each unit can be convertible, at the option of the participant, into one share of the Company's common stock after the vesting requirement has been satisfied. The Company reserved 400,000 common shares that can be issued under the plan, which was increased to 10,000,000 common shares on December 4, 2000 due to a 25 for 1 share change in the terms a prior merger agreement. On the date of this report no awards had been made under the plan.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

11.  CONTINUING AND CONTINGENT LIABILITIES

On December 20, 2000 the Company completed an employment agreement starting January 5, 2001 and continuing for one year which provides for annual salaries of $175,000 for two related parties. Since that date one of the related parties has been terminated leaving an annual salary of $87,500.

On May 3, 2001 the Company engaged Sinclair-Davis Trading Corp to provide public relations services. The terms of the agreement provided for the issuance of 200,000 common shares of the Company, which were issued on August 3, 2001, however, on May 8, 2001 the agreement was terminated and the shares issued were returned and canceled.

On August 1, 2001 the Company entered into a public relations agreement with Millennium International, LLC in which 200,000 common shares were issued and an additional 100,00 shares to be issued on November 1, 2001 and 100,000 shares on February 1, 2002.

12.  GOING CONCERN

The Company does not have the working capital necessary to service its debt.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing which will enable the Company to operate for the coming year.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operation

         Videolocity International, Inc., through its wholly owned subsidiary Videolocity, Inc., intends to use its existing capital together with proceeds from prospective future financings to complete development and continue deployment and sales of its Digital Entertainment System, which system includes high-speed Internet access, formerly referred to as the "video-on-demand system." Management estimates that minimum expenses during the next twelve months will be approximately $1,200,000, consisting of $900,000 in payroll, $70,000 for office rent, and $151,000 for general and administrative expenses including legal and accounting fees. Videolocity will also incur substantial additional costs in connection with the manufacture and deployment of its Digital Entertainment Systems. Management estimates that such costs will be a minimum of $10,000,000, but Videolocity plans to finance those costs based on contracts entered into for the deployment of its Digital Entertainment System. Videolocity has entered into a strategic relationship with Tech Flex Funding, Inc., underwritten by American Express Equipment Finance, wherein funding is available for all future installations on a lease back program without recourse to Videolocity.

         Videolocity anticipates generating future revenues from the delivery of video and other content to the end users of its Digital Entertainment Systems, together with high-speed Internet access. Management believes revenues from contracts will commence by October 1,2001 from installations now in progress. Videolocity will charge a fee for each movie or other item of content viewed through its system and/or high-speed Internet access and Videolocity will remit a portion of each fee to the studio or other content provider. Videolocity also plans to sell or lease its set-top boxes for use with its Digital Entertainment System to its viewers at a price calculated to return its out of pocket costs and a small profit over a period of three to five years.

         During the next twelve months, Videolocity plans to seek additional equity financing in the form of two, or possibly more offerings for an aggregate of up to approximately $25,000,000. This would permit Videolocity to cover its minimum expenses described above and accelerate deployment of its Digital Entertainment Systems. Videolocity has not entered into any agreement or arrangement for such financing and no assurances can be given that it will be able to obtain such financing on terms acceptable to it, or at all. Based on current costs of operation, contract commitments, and availability of credit, management estimates that current assets will be insufficient to fund Videolocity's cost of operation for approximately the next three months and that it must obtain additional financing during that time in order to continue its operations. Negotiations for additional debt and equity funding are ongoing at the present time. Videolocity has received an additional $750,000 in debt financing from affiliated parties and others since April 30, 2001.

         On April 30, 2001, the Board of Directors unanimously authorized the sale of up to 1,000,000 shares of Common Stock of Videolocity Direct, Inc., a majority owned subsidiary, which shares are owned by Videolocity International, Inc., at a price of $1.00 per share. To date, 200,000 shares have been sold at $1.00 per share.

         During the three month period ended July 31, 2001, Videolocity received an aggregate of $550,000 in loans from various individuals including two related parties. An additional $200,000 was received during August 2001. These loans were evidenced by 8% secured notes. The funds are being used for general operational expenses and the installation of its Digital Entertainment System, together with high-speed Internet access at the Emerald Suites in Las Vegas, Nevada.

         Presently, Videolocity has issued and outstanding 950,000 shares of Series A Preferred Stock, which shares are redeemable at the option of the holders during the period from January 2 through January 31, 2002 at a price of $5.00 per share. If such shares are not converted to common stock and the holders demand redemption of such shares, Videolocity will be required to pay a maximum of $4,750,000 to the holders if all shares are redeemed.

         On July 14, 2001, the board of Directors unanimously authorized the repurchase of all of the outstanding Series A Preferred Stock by offering three
(3) shares of Common Stock for each Preferred Share. At September 1, 2001, no shares of Preferred Stock had yet been exchanged.

         On July 30, 2001, the Board of Directors unanimously authorized the offering of up to $750,000 in 60-Day Secured Notes bearing interest at 8% per annum. At September 1, 2001, an aggregate of $750,000 of the secured Notes have been placed.

         At of July 31, 2001, Videolocity had net cash assets in the amount of $115,292 compared to $402,934 at October 31, 2000. This decrease is primarily due to the purchase of two (2) License Agreements from Merit Studios, Inc., together with ongoing research and development and monthly operational expenses. At July 31, 2001 and October 31, 2000, Videolocity had total assets of $1,515,931 and $663,590, respectively. The increase in assets is primarily attributed to the $449,903 increase in license agreements and goodwill valued at $918,682, which resulted from the acquisition of all members' interests in 5th Digit technologies LLC. Total liabilities at July 31, 2001 and October 31, 2000 were $586,309 and $219,920. The increase in liabilities is primarily due to $350,000 in notes payable to related parties and $200,000 in notes payable to others.

         For the three and nine month periods ended July 30, 2001, Videolocity's expenses and license fees were $550,328 and $1,191,254, respectively. Videolocity did not have expenses for the comparable prior period because it was inactive. Expenses during fiscal 2001 were administrative, ongoing research and development of its technology and interest expense.

         In the opinion of management, inflation has not and will not have a material effect on the operations in the immediate future.

Net Operating Loss

         At July 31, 2001, Videolocity and its subsidiaries had accumulated a net operating loss carryforward of approximately $1,003,624, with a tax benefit of approximately $301,087. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the use of the future tax benefit is doubtful. The net operating loss will expire in 2022. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

Risk Factors and Cautionary Statements

         This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect the views of management with respect to future events based upon information available at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed operation and marketing of Videolocity's Digital Entertainment System, statements that describe the functions and operations of technology it has licensed but not tested, statements with regard to the nature and extent of competition Videolocity may face in the future, and statements with respect to future strategic plans, goals or objectives. Forward-looking statements are contained in this report under the caption "Plan of Operation." These forward-looking statements are based on present circumstances and on predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Any forward-looking statements are made only as of the date of this report and Videolocity assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

                                     PART II

Item 1.  Legal Proceedings

This Item is not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         On May 3, 2001, Videolocity engaged Sinclair-Davis Corp. to provide public relations services. In exchange of these services, Videolocity issued to Sinclair-Davis 200,000 shares of authorized, but previously unissued Common Stock. As per the Agreement with Sinclair-Davis, an additional 200,000 shares were due to be issued on a date three months from the execution of the Agreement, which was August 3, 2001. However, on July 25, 2001, Videolocity delivered a letter of termination to Sinclair-Davis and, on September 13, 2001, the original 200,000 shares were returned and canceled.

         On August 1, 2001, Videolocity entered into a contract with Millennium International, LLC whereby Millennium will provide public relations services. In exchange of these services, Videolocity issued to Millennium 200,000 shares of authorized, but previously unissued Common Stock.

         The original issuance of the 200,000 shares to Sinclair-Davis and the issuance of 200,000 shares to Millennium were made separate, private transactions. Accordingly, for these transactions Videolocity relied upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

This Item is not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.  Other Information

         On May 29, 2001, the company, through its subsidiary Videolocity Direct, Inc., entered into an additional technology license agreement with Merit Studios, Inc., pertaining to Merit's proprietary compression technology for all aspects and applications in addition to the video application previously licensed. The terms of the license extend for a period commencing on May 29, 2001 and continuing through May 28, 2011. Such license shall continue on a non-exclusive basis from May 29, 2011 until the expiration or termination of the agreement. The terms of the agreement called for a payment of $200,000 upon execution and future advance royalty payments. Royalty payments are 20% of net revenue and 40% of the initial up-front revenue received by Videolocity Direct, Inc. from the sale of sub-licenses of the Wormhole technology.

         The Agreement is separate from and in addition to the Amended and Restated License Agreement dated March 5, 2001 under which Videolocity Direct previously acquired an exclusive license for Merit's WormHole Video-On-Demand System. The foregoing summary of the License Agreement is qualified in its entirety by reference to the License Agreement, a copy of which is filed as an exhibit to this report. Merit owns 33.33% of Videolocity Direct. As of September 1, 2001, Merit has not performed under the License Agreements.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following documents are included attached as exhibits to this report.

         Exhibit No.       Title of Document

             10.3 An additional technology License Agreement dated May 29, 2001, between Videolocity Direct, Inc. and Merit Studios, Inc.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VIDEOLOCITY INTERNATIONAL, INC.



                                   BY:  /S/  JERRY E. ROMNEY, JR.
                                   -------------------------------
                                             JERRY E. ROMNEY, JR.
                                             President and Director
                                             Date:  September 17, 2001



                                   BY:  /S/ LARRY R. MCNEILL
                                   -------------------------
                                            LARRY R. MCNEILL
                                            Vice President, Chief Financial
                                            Officer and Director
                                            (Principal Financial and Accounting
                                            Officer)
                                            Date:  September 17, 2001