Form 10KSB
period 2001-10-31
VIDEOLOCITY INTERNATIONAL INC
filed 2002-02-13
CIK 786771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2001.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
         ACT  OF  1934  For  the  transition  period  from   _______________  to
         _______________.

                        Commission file number: 33-2310-D


                         VIDEOLOCITY INTERNATIONAL, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

              Nevada                                   87-0429154
 ----------------------------------         ----------------------------------
 (State or other jurisdiction               I.R.S. Employer Identification No.)
 of incorporation or organization)

                               358 South 700 East
                                   Suite B604
                           Salt Lake City, Utah 84102
              (Address of principal executive officers) (Zip Code)

                                 (801) 521-2808
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:     None

         Securities registered under Section 12(g) of the Exchange Act:     None

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

         State issuer's revenues for its most recent fiscal year:      $ -0-

         State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act). $2,897,963___(Based on a price of $.12 per share on February 12, 2002 and 24,149,694 shares held by nonaffiliates)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                     Outstanding as of February 8, 2002
         -----------------------            ----------------------------------
         Common Stock, Par Value                     46,319,194
         $.001 per share


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


  Transitional Small Business Disclosure Format (check one): Yes [  ]    No [X]

                         VIDEOLOCITY INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                          Page
                                                                                                          ----

Item 1.         Description of Business................................................................      3

Item 2.         Description of Property.................................................................    14

Item 3.         Legal Proceedings.......................................................................    14

Item 4.         Submission of Matters to a Vote of Security Holders.....................................    14

                                     PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters...................    14

Item 6.         Management's Discussion and Analysis or Plan of Operations..............................    16

Item 7.         Financial Statements....................................................................    17

Item 8.         Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................    17

                                    PART III

Item 9.         Directors and Executive Officers, Promoters and Control Persons: Compliance
                  with Section 16(a) of the Exchange Act................................................    17

Item 10.        Executive Compensation..................................................................    21

Item 11.        Security Ownership of Certain Beneficial Owners and Management..........................    22

Item 12.        Certain Relationships and Related Transactions..........................................    23

Item 13.        Exhibits and Reports on Form 8-K........................................................    23

                Signatures..............................................................................   S-1


                                     PART I

         In this Annual Report on Form 10-KSB, "Videolocity" refers to Videolocity International, Inc. and the "Company," "we," "our" and "us" refer to Videolocity and its consolidated subsidiaries, unless the context otherwise requires.


ITEM 1.  DESCRIPTION OF BUSINESS

General

         We are a development stage company engaged in the business of solution engineering, marketing and deployment of our proprietary Videolocity "Digital Entertainment System(TM)" and solutions for the delivery of video and other content to end users on demand, together with the deployment of Wireless High Speed Internet Access.

Business Developments

         In 2001, we developed the only Digital Entertainment System(TM) that delivers true video-on-demand streaming in an Mpeg4 format at 1Mbps achieving near DVD quality over Ethernet, DSL, or Wireless WAN and LAN network architectures.

         We have developed a Digital Entertainment System(TM) which is a total solution for the delivery of specific digital content, including video, medical information and educational material to individuals, residents, hotel guests, and also patients and attendants in the healthcare industry. We offer streaming video-on-demand technologies that permit viewers to select from an extensive library of movie titles and medical/educational content. Users can view their selections on their television screens, on-demand.

         Our Digital Entertainment System(TM) is designed to play videos in quality equivalent to DVD, in real-time, full-screen, and full-motion. All content is protected through our proprietary encryption and encoding process to limit viewing to the person or persons paying for the movie or other content. Our security protocol also prevents the unauthorized digital reproduction or rebroadcast of the ordered movies and/or other content. Movies and content are streamed through a proprietary, multi-functional Digital Entertainment System(TM). Additionally, the system provides digital music-on-demand, Internet games, high-speed Internet access and many other e-commerce applications.

         Videolocity Technologies, Inc., our wholly owned subsidiary, holds five
(5) Provisional Patent Applications encompassing and protecting our proprietary technology which we developed during 2001.

         Our Digital Entertainment System(TM) is ready for immediate deployment, although we need to obtain capital, either long-term debt or equity, to continue the implementation of our overall Business Plan. As of the date hereof, we have no assurance that we will be able to obtain the capital necessary to continue operations, enabling us to continue the execution of our Business Plan.

Strategic Partnerships

ONSAT Network Communications, Inc.

         Videolocity has entered into a strategic relationship with ONSAT Network Communications, Inc. The relationship is designed to enhance the Videolocity product family with a satellite bandwidth backbone and with earthbound 802.11 wireless network infra structure. The complimenting technologies enable the deployment of the Videolocity Digital Entertainment System(TM) virtually anywhere in North and South America, which system has already been deployed in the Park City, Utah area with approximately 40mbps in available bandwidth.

TechFlex Funding, Inc.

         Videolocity Inc., our wholly owned subsidiary, has executed a non-exclusive contract with Tech Flex Funding Inc., of Mission Viejo, Calif., for financing the Digital Entertainment System(TM). Videolocity or its customers can now take advantage of the comprehensive and competitive leasing package to finance the total installation and equipment cost of Videolocity's proprietary Digital Entertainment System(TM). The Tech Flex financing package is underwritten by American Express Equipment Finance(TM) and includes maintenance and service calls as well as future technology upgrades. All Videolocity products have been fully approved to be included in the financing package.

Major Events

5th Digit Technologies, LLC. Acquisition

         On December 21, 2000 we acquired 5th Digit Technologies, LLC from certain individuals in exchange for 950,000 shares of Series "A" Preferred stock, with a one year put of $5.00 per share.

         At the time of the acquisition, it was misrepresented in the contract that we were acquiring three (3) Provisional Patent Applications representing exclusive proprietary technologies which were ready to deploy. However, subsequently we learned that 5th Digit Technologies, LLC did not own the Provisional Patent Applications, as represented.

         As a result of the transaction, we filed a lawsuit alleging fraud and misrepresentation. Three of the individuals originally comprising 5th Digit ownership, settled with us in an exchange of their Series "A" Preferred shares
(1) for (3) for common shares of Videolocity. We have asked the Court to cancel the remaining 350,000 Series "A" shares and award special damages against the remaining party together with certain other persons.

Merit Studios, Inc. License Agreements

         On October 27, 2000 Videolocity, Inc. acquired an exclusive license from Merit Studios, Inc. who represented their "Wormhole" technology to be a video "packing" (compression) technology.

         On March 6, 2001 the License acquired from Merit was transferred by mutual agreement to a newly created subsidiary of the Company called Videolocity Direct, Inc., wherein Merit Studios was issued 2,500,000 shares and the Company held 5,000,000 shares. The License Agreement guaranteed a completed "Wormhole" video technology on or before April 30, 2001. The promised deployable "Wormhole" technology was never demonstrated or received by Videolocity Direct, Inc.

         On May 29, 2001 Videolocity Direct acquired a second "Wormhole" license from Merit Studios for the "packing" (compression) of all data. The Company paid Merit and or expended a total of $600,000 hoping to commercialize the promised technology. After many months of delay and the inability to prove the marketability of the Merit "Wormhole" technology; Merit agreed to repurchase the two "Wormhole" licenses through the payment of $600,000 on or before March 1, 2002, and the immediate return for cancellation of the 2, 500,000 shares of Videolocity Direct, Inc. stock it held. Upon full payment and receipt of the $600,000 by the Company, the Company agreed to return 1,000,000 shares of Merit common stock the Company had acquired coincidental with the execution of the initial October 27, 2000 License Agreement, together with any and all rights under the two "Wormhole" License Agreements.

         The Company has no assurance that Merit Studios, Inc. will be able to fulfill the cash obligation of $600,000 under its license repurchase agreement. However, because of the original and continued representations as to there accuracy concerning the "Wormhole" capabilities and the deployment dates of the "Wormhole" technology by Merit to our Company, we will aggressively pursue the collection of the total amount due under the contract. The $600,000 due from Merit will repay the Company the sums expended by it on behalf of Merit Studios, Inc. and the "Wormhole" technology.

Healthcare Concierge, Inc.

         In November 2001 it was decided to change the corporate name of our 90% + owned subsidiary, Videolocity Direct, Inc. to Healthcare Concierge, Inc., thus transferring the healthcare technology and solutions and or the healthcare business division of the Company to Healthcare Concierge. It is the intention of Healthcare Concierge, at the direction of the Company, to file a registration statement on its behalf for the purpose of raising equity for the implementation of its healthcare technology and solutions in the healthcare marketplace. The registration statement and proposed IPO is subject to completion and overall market conditions and there can be no assurance that the offering will be successful.

Sinclair Davis Trading Corp.

         On May 3, 2001 Videolocity International, Inc. engaged Sinclair-Davis Trading Corp. to provide public relations services. We issued 200,000 restricted shares of our common stock to Sinclair-Davis Trading Corp. on May 3, 2001, as set forth in the Agreement. Further, per the Agreement, another 200,000 restricted shares were due on the date that is three months from the date of execution of the Agreement which was August 3, 2001. However, on July 25, 2001 a letter of termination, with cause, was sent by us via FedEx to Sinclair-Davis. The original 200,000 shares of stock were returned and cancelled on September 13, 2001.

Millennium International, LLC.

         On August 1, 2001 we contracted Millennium International, LLC of Tannersville, N.Y., to provide public relations services and introductions to capital sources. We issued 200,000 restricted shares of our common stock to Millennium International, LLC. per the agreement. An additional 100,000 restricted shares were issued, per the agreement in December 2001.

60 Day Secured Notes

         On July 30, 2001 our Board of Directors authorized the borrowing of $750,000 in 60 day secured notes bearing 8% simple interest. The notes are to be secured by an assignment and collateral pledge of 100% of the outstanding stock of Videolocity Technologies, Inc. (5,000,000), which holds the Company's five
(5) Provisional Patent Applications, to guarantee the repayment and performance of the notes by the Company.

         The Company owed certain affiliates approximately $320,000 which was due as of July 29, 2001. The affiliates loaned an additional $30,000 and agreed to convert their already outstanding loans of $320,000, wherein the affiliates became part of the $750,000 loan package. One additional affiliate loaned
$100,000  and  three  independent   unaffiliated   individuals  each  loaned  an
additional $100,000 bringing the total notes payable to $750,000 giving the Company the needed immediate infusion of operating capital. There were certain expected funds having been introduced and anticipated with the help of Millennium International, LLC. that suddenly became unavailable because of the overall market conditions created by the September 11, 2001 tragedy.

         The total of $750,000 which was due and payable on or before October 31, 2001 has been continued from time to time until February 28, 2002. As bonuses for these loans and the extensions thereof, the Company has issued an aggregate amount of 685,000 restricted shares of the Company and 300,000 restricted shares of Videolocity Direct, Inc., now known as Healthcare Concierge, Inc.

Greenwood Technology Group

         In October 2001 the Company entered into an agreement with The Greenwood Technology Group, Potomac, MD., wherein Greenwood Technology Group would arrange for and/or provide capital (debt and/or equity) to the Company. However, no guarantees were given that any such funding would be made available at acceptable terms or at all.

         On December 12, 2001 Greenwood entered into a Letter of Intent wherein it guaranteed to specifically provide certain cash advances enabling the Company to continue operations, retire any and all outstanding payables, and retire the Company's outstanding notes together with certain other funding for future operations.

WAJ Enterprises, LLC.

         In November 2001 Healthcare and Videolocity International executed a promissory note for $300,000 in favor of the WAJ Enterprises, LLC. As collateral security for the promissory note, we agreed to transfer to the LLC all of our rights, title and interest to the first $300,000 payable under the Merit License Repurchase Agreement. We also issued 500,000 shares of our restricted common stock as additional consideration for the loan.

Historical Information

         We originally organized as a Nevada corporation on November 5, 1985 as Pine View Technologies, Inc. In 1987, we completed a public offering of 3,965,610 shares of common stock at an offering price of $0.033 per share, from which we realized net proceeds of approximately $103,361. In 2000, we acquired Videolocity, Inc., a Nevada corporation ("Video"), as a wholly owned subsidiary. Video was organized in May 2000 under the name Moviesonline, Inc., for the purpose of developing and marketing systems, products and solutions for the delivery of video and other content to end users on demand. Prior to our acquisition, Video conducted research in the video-on-demand industry, developed a business plan, assembled an experienced management team, acquired rights to proprietary technology, and raised $519,000 as initial working capital through the private placement of common stock. Unless otherwise specifically indicated to the contrary, Videolocity and Video are referred to collectively in this report as Videolocity.

         On December 1, 2000, we effected a reverse stock split of our issued and outstanding shares on a 0.61 share for one share basis. All share figures in this report have been adjusted to give effect to the stock split.

         On December 4, 2000, Videolocity acquired Videolocity, Inc., a Nevada corporation, pursuant to an Agreement and Plan of Reorganization dated as of November 15, 2000. Videolocity formed a new, wholly owned subsidiary that was merged with Videolocity, Inc. and the outstanding shares of Videolocity, Inc. were converted into shares of Videolocity's common stock. In connection with the transaction, we issued 30,281,250 shares of our common stock to the shareholders of Videolocity, Inc. We also sold 6,100,000 shares of our common stock for $500,000 pursuant to a private placement that was conducted subject to the completion of the acquisition and was closed immediately following the transaction. As a result of its acquisition, we had a total of 42,786,860 shares of common stock issued and outstanding, of which 6,405,610 shares, or 15%, were held by our shareholders prior to the merger, 30,281,250 shares, or 71%, were held by former shareholders of Videolocity, Inc., and 6,100,000 shares, or 14%, were held by purchasers in the private placement. At the closing of the acquisition, the former management of Videolocity resigned and the persons nominated by Videolocity, Inc. were elected as the new directors of Videolocity.

         In connection with the reorganization, we adopted Videolocity Inc.'s stock incentive plan and reserved 9,093,750 shares of its common stock for issuance in connection with awards made under the plan to their key employees and consultants. We also amended and restated our articles of incorporation to make the following changes:

         * change our corporate name from Pine View Technologies, Inc. to Videolocity International, Inc.;

         * increase our authorized capitalization to125, 000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001;

         * limit the liability of our directors and officers to the maximum extent permitted by Nevada law; and

         *        other miscellaneous items.

         We also adopted an omnibus stock option and stock award plan pertaining to 5,000,000 shares of our common stock. The reorganization and related proposals were approved by the written consent of shareholders holding a majority of our issued and outstanding shares of common stock. The reorganization was treated for accounting purposes as a reverse acquisition of Videolocity by Videolocity, Inc., although for corporate purposes Videolocity is the acquiring entity.

Industry Overview

         The Company believes that the market for the products being offered by Videolocity represents a combination of several large existing and rapidly expanding target areas. Riding and driving the wave of broadband delivery into hotels, resorts, retirement homes, universities, hospitals, extended stay facilities and residential communities enables us to deliver content to many diverse market segments. The company believes the combined market place represents more than 50 billion dollars a year.

         Management believes that there is a 15 billion dollar per year existing market in video rentals that can be served through alliances with existing video distribution channels. There is also a strong potential for strategic alliances and partnerships with network and content providers such as Telecommunications Companies, Cable Companies, and Internet/Broadband based content providers.

         With such a large and dynamic market Videolocity does not require significant market penetration in any specific market segment in order to become a successful enterprise. Because of the incremental scalability of the Videolocity business model, relatively small percentages in any number of the potential market categories result in a profitable scenario. These multiple markets also help mitigate risk from competition or technological changes that could potentially affect any single market segment.

Hospitality: Videolocity, Inc.

         The worldwide hospitality market is as diverse as it is large. There are over 3.9 million hotel rooms in the U.S. alone. Since our technology is deployable without prejudice as to the type of broadband delivery system it is the ideal choice for installation in all types of Hospitality facilities. While the competition for high-end large-scale properties is significant for both video-on-demand systems and broadband access in the rooms, the mid-range and lower-range properties are significantly underserved with either service. Properties in this segment (75-300 rooms) represent more than 55% of the total rooms in the U.S. Since our cost for deployment, is far less on a per location basis than other existing technologies, this market is ideally suited.

Health Care: Healthcare Concierge, Inc.

         The worldwide health-care market is a rapidly growing and completely underserved, as far as video-on-demand and Broadband access are concerned. Current trends include hospital focus being centered on customer care, satisfaction and amenities. There are approximately 6,000 registered hospitals with approximately 1,000,000 beds in the U.S. This does not include the number of assisted living centers, which are estimated to have some 17,000 locations and 1.7 million rooms.

Residential: Videolocity Direct, Inc. (In the process of filing as a new wholly owned subsidiary of the company)

         Competition for the last mile is, has been, and will continue to be intense. Anywhere a head-end for Broadband delivery can be found is a potential distribution point for the Digital Entertainment System(TM). Practically, however, most service providers of Broadband have made little impact into the home marketplace, DSL has been agonizingly slow and both Fiber and cable systems have limited reach.

         However a new utilization of an old technology, radio, is rapidly emerging as the end all to existing markets, not served by Fiber or Cable. Wireless deployments of Broadband are springing up everywhere across the U.S. and abroad. Because both low bandwidth utilization and scalability in the head-end equipment are attractive to radio networks, our product is ideally suited for this environment.

Videolocity Technologies, Inc.

         Videolocity Technologies, Inc. our wholly owned research and development subsidiary that holds the following five Provisional Patent
Applications: "Videolocity Digital Entertainment Solution"; "Videolocity Video Encoding & Compression Process"; "Videolocity Graphical User Interface"; "Videolocity Embedded Software Image"; "Videolocity Proprietary PCI Video Card". These Provisional Patent Applications encompass the proprietary technology and intellectual property of the company.

Technology

         We provide a pay-per-view system that delivers video-on demand at the highest quality level available today. Our system can be deployed in a closed system such as in a hospitals, rehabilitation or assisted living facilities, or over a wide area wireless network. Using a proprietary encoding process, the video files are standardized to run on Microsoft's Windows Media Player as ASF files at 900 Kbps, where a like-DVD quality is achieved. With the proprietary encoding process, smaller files at higher quality are delivered. Smaller files mean smaller servers, more simultaneous users on a network segment, and the ability to download the movie and/or other content from a remote library. The system provides high availability of the local Internet connection to support multiple users with the web surfing, email, and web radio. The exclusive server software on the hospital caching server improves overall network capacity, and improves video quality of service on the network. Again, this allows the use of smaller servers and more efficient network segments.

         The system can deliver video-on-demand to a multimedia PC, or to our proprietary Digital Entertainment System(TM). It displays full-resolution text and graphics onto any standard TV in high resolution. The system is fast, reliable, and powered by a high-level CPU and customized chips. It includes 128 megabytes of SDRAM, audio and video out, modem and printer ports, plus a wireless, Ethernet or DSL connection.

         In addition to video content viewing, the Digital Entertainment System(TM) provides digital music, games, full web surfing and a variety of computer applications such as e-mail and word processing. The customized Web Browser is fully compliant with the HTML 4.0 plus standard and JavaScript, ensuring proper web page display. It also supports the most commonly used graphics and audio formats such as FIF87, animated GIF, JPEG, WAV, AU,

AIFF, Flash, Shockwave, RealAudio, RealVideo, QuickTime, and Windows Media. With an easy, user-friendly graphic user interface, or GUI, the digital entertainment solution allows sending and receiving text, data, graphics and video at the click of a keyboard and/or handheld remote control. All content can be enjoyed using wireless headsets and therefore ensuring privacy for patient and or their family or visitors.

A True Digital Information and Entertainment End-to-End Solution

       o     Fully integrated software driven hardware  application
       o     Fully scalable for any size deployment
       o     Fully adaptable to all  architecture
       o     Fully customizable and designed for each application


                                [GRAPHIC OMITTED]

Our Technology

         Our technology allows us to deliver true video-on-demand streaming in Mpeg4 format at 1Mbps achieving near DVD quality over wireless, Ethernet or DSL WAN & LAN network architectures. Accordingly, we can offer the following innovations and features:

*   Property/Facility Information               *  Personal and Corporate E-mail
*   Specific Application Content/Information    *  Music on Demand
*   Specific Educational Content/Information    *  Internet Games
*   Dietary Menus                               *  Wireless Headset
*   Movies/Videos on Demand                     *  Wireless Keyboard
*   High Speed Internet Access                  *  Handheld Remote Control

The features are very flexible and are delivered over an entirely software based platform

Manufacturing

         The company has engineered, selected, contracted all sourcing and outsourcing of components, software and manufacturing, assembly, testing and shipping at this point. All supplies are available and ready for shipment to US based assembly. Our alliances are ready to produce, assemble, test and ship all products. We do not anticipate significant delays or back orders.

Marketing

         The company's initial marketing focus will be directed towards hotels, hospitals, long term care homes and developments, universities, resorts, multi-dwelling units and planned residential communities. Management believes that there is an existing outlet through large video store organizations and strong potential for strategic alliances and partnerships with network and content providers such as Telecommunications Companies, Cable Companies, and Internet/Broadband based content providers.

         The sales and distribution will focus on the following primary channels:

  o Traditional Distribution channels for target markets o Strategic Alliances and Partnerships
  o Trade  Shows and  Conferences
  o Leverage existing contacts of management team and investors
  o Website  and  Hyperlinks  to  trade  sites
  o Advertising in trade  publications
  o Direct mailing campaign and telemarketing efforts

         The Company's sales and channel support will be headquartered in Park City, Utah with additional regional support organizations throughout the country. Members of the support team will be compensated with base salary, commission and stock option programs.

         The Company will promote its products aggressively through its Website and will ensure that the Website is easily searchable through all the major search engine companies under a variety of topics and key words. The Company will place advertisements on strategic Websites attracting the target markets described above.

Competition

         While the competition for high-end large-scale properties is significant for both video-on-demand systems and broadband access in the rooms, we believe the mid-range and lower-range properties are significantly underserved with either service. Properties in this segment (75-300 rooms) represent more than 55% of the total rooms in the U.S. Since our cost for deployment, is far less on a per location basis than other existing technologies, this market is ideally suited. Competition mainly comes from Cable TV or Satellite "Pay Per View" services that lack the ability to provide true "Video On Demand", "Broadband Access" or easy Internet access.

         Competition in the hospitality sector comes mainly from "Lodge-net" and "On-Command". According to published information from their respective Websites, On-Command currently has more than 750,000 hotel rooms world-wide but only 35,000 of them have current true video-on-demand systems. Both companies are deploying systems that use high bandwidth MPEG 2 formats while Videolocity utilizes an Mpeg 4 format. These type systems are readily available for purchase and represent the main technology of the competition to our Digital
Entertainment System(TM) . Cost for these systems typically starts at around $200,000, not including set-top-boxes, the equivalent for our system would be around $25,000.

         While companies like On-Command and Lodge-Net rely on direct sales we will mainly utilize existing companies that are specifically serving this market segment with related products.

         There currently exists very little competition for video-on-demand in the healthcare industry. Most companies provide limited functionality at best.

         The home entertainment industry is extremely competitive and is dominated by several large companies with worldwide name brand recognition and substantial financial resources. In attracting subscribers to our video-on-demand system, we will be competing with traditional video rental chains such as Blockbuster Video, Hollywood Video, and Movie Gallery; providers of video entertainment over cable and satellite networks, such as DirectTV, Dish Network, and AT&T, video stores, supermarkets, mass merchandisers, club stores, and other retail outlets that sell video cassettes; web-based video channels; and movie theaters, live theater, sporting events, and other similar businesses that compete for the general public's entertainment dollar.

         In addition, numerous companies including Blockbuster Video, Microsoft WebTV, EchoStar, and TIVO, all of which have substantially greater resources and name recognition than us, have announced their intent to deliver state of the art video-on-demand systems in the near future, although to the best of our knowledge, no such systems are available for widespread public use as of this date. Several major movie studios, including Sony, Walt Disney Co. and 20th Century Fox have also announced their intention to develop systems for the delivery of movies directly to consumers over the Internet, which could impede our ability to obtain content for use with its video-on-demand systems and could provide significant additional competition from large, established companies with a high degree of name recognition in the entertainment industry. There can be no assurance that other companies will not develop technologies superior to ours, that new technology will not emerge that renders our technology obsolete, that we will be precluded from licensing the video content we require to effectively compete in the market, or that a competing company or companies will not be able to capture more market share than us due to name recognition and the expenditure of greater amounts for marketing and advertising.

Backlog

         We presently do not have a backlog for any of our products and do not foresee a backlog in the immediate future.

Regulation

         We are not required to obtain any government approval as a condition to marketing our video-on-demand systems. However, such systems will be required to operate in compliance with applicable regulations of the Federal Communications Commission and the set-top boxes used in connection with such systems may require approval from Underwriters' Laboratories. We will also be subject to various federal, state and local laws that govern the conduct of our business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations. We have not incurred any expenses resulting from compliance with federal, state or local environmental laws.

Employees

         We presently have eight full-time employees, one consultant, and one part-time consultant. We do not anticipate a need to hire additional high-level employees for the next several months, except for a high- level technical director, marketing and sales support and two or more assistants. We do not anticipate that our employees will be represented by unions and considers our relationship with our employees to be good.

Risk Factors

         You should carefully consider the risks and uncertainties described below and the other information in this report. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results, would likely suffer. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or operating results.

Risks Relating to Our Business

         Our extremely limited operating history makes it difficult to evaluate our business and prospects

         We commenced operations in January 2001 and have conducted only minimal operations since that time. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and an investment in our common stock.

         We have a history of losses and anticipate future losses

         We have not achieved any significant revenues to date and we may not achieve or subsequently maintain profitability if anticipated revenues occur more slowly than we expect, or not at all. As of October 31, 2001, our accumulated deficit was approximately $2,129,000. We expect to continue to incur significant expenses in connection with:

         *        funding for research and development;

         *        costs of our sales and marketing efforts;

         *        increased general and administrative expenses; and

         *        additional   non-cash  charges  relating  to  amortization  of
                  intangibles and other deferred expenses.

         Accordingly, we will need to generate significant revenues to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

         If our technology and solutions are not accepted by the market, our revenues will decline

         Our technology and solutions are ready for deployment in the marketplace. Market acceptance of our technology is critical to our future success. Factors that may affect the market acceptance of our technology include:

         * market acceptance of our Digital Entertainment System(TM)and related technology;

         * the features, performance, and cost of installation and use of our technology;

         *        availability of competing solutions and technologies;

         * the success and development of our marketing and distribution channels;

         * the quality of our customer service and support of our technology; and

         Failure of our existing or future technology to achieve and maintain meaningful levels of market acceptance would materially adversely affect our business, financial condition and results of operations and market penetration.

         Our operating results are likely to fluctuate significantly and cause our stock price to be volatile which could cause the value of your investment in our company to decline

         Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our operating results do not meet the expectations of securities analysts, the trading price of our common stock could significantly decline which may cause the value of your investment in our company to decline. Some of the factors that could affect our quarterly or annual operating results or impact the market price of our common stock include:

         * our ability to develop, market and support our technology and any technological advancements;

         * the timing and amount of, or cancellation or rescheduling of, orders for our technology, particularly large orders for key installations;

         * our ability to retain key management, sales and marketing and engineering personnel;

         * our ability to obtain sufficient supplies of sole or limited source components for our technology (Digital Entertainment System(TM));

         *        a decrease in the average rental prices of our content;

         *        changes in costs of components; and

         *        the  mix  of  technologies   that  we  sell  and  the  mix  of
                  distribution channels through which they are marketed.

         Due to these and other factors, quarterly and annual revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

         If we lose key personnel, we may be unable to successfully operate our business

         We depend on the continued contributions of our executive officers and other technical personnel to work effectively as a team, to execute our business strategy and to manage our personnel. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

         If we are unable to attract and retain additional qualified personnel, our future business may suffer

         Our business strategy will require us to attract and retain additional qualified technical and marketing personnel. We may experience difficulty in recruiting qualified personnel, which is an intensely competitive and time consuming process. We may not be able to attract and retain the necessary personnel to accomplish our business objectives as our business develops and grows. Accordingly, we may experience constraints that will adversely affect our ability to satisfy future customer demand in a timely fashion or to support our customers and operations. This could cause an adverse effect on our business, financial condition and results of operations.

         Our limited ability to protect our intellectual property may prevent us from retaining our competitive advantage

         Our future success and our ability to compete are dependent, in part, upon our proprietary technology. Taken as a whole, we believe our intellectual property rights are significant and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

         Intellectual property claims against us can be costly and restrict our business

         The digital video industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Legal action claiming patent infringement may be commenced against us. We cannot assure you that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us was successful, and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign to avoid infringement, this could have a material adverse effect on our business, financial condition and results of operations.

         Additional required capital may not be available

         To date, we have financed our operations through cash from the sale of our stock and by borrowing money. If we do not generate necessary cash from debt or equity funding and revenues from operations to finance our future business, we will need to continue to raise additional funds through public or private financing opportunities. Selling additional stock could dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain them only on very unattractive terms.

         Because we are a new business and significantly smaller than the majority of our national competitors, we may lack the financial resources required to capture an increased market share

         The market for our Digital Entertainment System(TM) technologies and products is highly competitive and rapidly changing. We are significantly smaller than the majority of our competitors and we face such competition on a local, regional and international basis. If we compete with them for the same geographical markets, their financial strength could prevent us from capturing those markets. New technologies we are developing will bring us into further competition with various companies. Additional new competitors may also enter the market and competition may intensify. Although we believe our technology and products are better than those offered by our competitors, they may be able to narrow or eliminate the differences.

Risks relating to ownership of our common stock

         The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all.

         Our stock is presently traded on the OTC Bulletin Board, although there is no assurance that a viable market will continue. The price of our common stock in the public market is highly volatile and may fluctuate substantially because of:

         * actual  or  anticipated  fluctuations  in our  operating  results;

         * changes in or failure to meet market expectations;

         * conditions and trends in the digital video and other technology industries; and

         * fluctuations in stock market price and volume, which are particularly common among securities of technology companies, particularly new start-up companies.

         We do not intend to pay dividends

         To date, we have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain our future earnings for growth and development of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future.

         Our principal stockholders own a significant percentage of our company and will be able to exercise significant influence over our company, which could have a material and adverse effect on the market price of our common stock.

         As of February 11, 2002 certain principal stockholders control approximately 48% of our outstanding common stock. As a result, these stockholders will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will continue to have significant influence over our affairs. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might affect the market price of our common stock.

         The market price of our common stock may drop significantly when the restrictions on resale by our existing security holders lapse

         Presently we have 46,319,194 shares of common stock outstanding. Approximately 17,000,000 shares, or 37%, of our total outstanding common stock are subject to restrictions against resale under United States securities laws. As these restrictions on resale end, the market price of our common stock could drop significantly if holders of these shares sell them or are perceived by the market as intending to sell them. These sales also may make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

         Possible "Penny Stock" Regulation

         Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

         * make a special suitability determination for purchasers of penny stocks;

         * receive the purchaser's written consent to the transaction prior to the purchase; and

         * deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

         Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Cautionary Statement Regarding Forward Looking-Statements

         This report contains certain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this prospectus. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

         These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we
cannot   guarantee   future   results,   levels  of  activity,   performance  or
achievements.


ITEM 2.  DESCRIPTION OF PROPERTY

         Our technical and marketing offices are located at 1762 A Prospector Avenue, Park City, Utah 84060, and our telephone number is (435) 615-8338. Such offices consist of approximately 2800 square feet.

         We are currently evaluating the need for additional space and may relocate our corporate offices in the near future. We maintain our corporate offices at 44 W. 300 S., Salt Lake City, mailing address at 358 S. 700 E., # B-604, Salt Lake City, Utah 84102, and our Salt Lake City telephone numbers are
(801) 521-2807/2808 and Fax (801) 521-2844.


ITEM 3.  LEGAL PROCEEDINGS

         In January 2002 the Company filed a legal action in the Third Judicial District Court of Salt Lake County, Utah against the holder of 350,000 shares of Series "A" Preferred stock, together with certain other persons, asking the court to cancel the remaining 350,000 shares outstanding from the 5th Digit Technologies, LLC acquisition. The suit alleges misrepresentation which induced the acquisition by the company of 5th Digit Technologies, LLC. Legal council believes the company will prevail in its effort to have the shares returned to the company and canceled.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended October 31, 2001.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our common stock is quoted on the OTC Bulletin Board under the symbol "VIDC." On January 2, 2002, the last sale price for our common stock on the OTC Bulletin Board was $.14. Prior to December 2000, our shares traded under the symbol "PVTC."

         The following table sets forth the high and low bid quotations for our common stock for the preceding two fiscal years ended October 31, 2001 and 2000. The quotations have been adjusted to give effect to the .61-for-1 reverse stock split effected December 1, 2000. Despite the publication of quotations during such periods, there was no significant trading volume and there existed no established trading market for the common stock of the company.

         2001                                  High Bid          Low Bid
                                               --------          -------
                  First Quarter                $   4.00          $   4.00
                  Second Quarter               $   4.75          $   4.75
                  Third Quarter                $   1.57          $   1.57
                  Fourth Quarter               $   1.00          $   1.00
         2000
                  First Quarter                $   0.033         $   0.033
                  Second Quarter                   0.033             0.033
                  Third Quarter                    0.033             0.033
                  Fourth Quarter                   0.033             0.033

         The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

         We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

         At January 1, 2002, there were 369 holders of record of Videolocity's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by our transfer agent.

Transfer Agent

         Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as our transfer agent and registrar.

Recent Sales of Unregistered Securities

         On December 4, 2000, we issued 30,280,762 shares of common stock to the 27 shareholders of Videolocity, Inc. to acquire that entity. On December 4, 2000, we also sold an aggregate of 6,100,000 shares of common stock to ten sophisticated investors for $500,000. The proceeds were used to further our Business Plan and for general corporate expenses. No underwriter was involved in the transactions and the shares were issued or sold by us directly to the shareholders and investors. In August 2001, we issued 150,000 shares of common stock valued at $.50 per share as additional consideration and bonus interest on certain 60-day secured notes issued by us. Also in August 2001, we issued
200,000 shares to Millennium International, valued at $.10 per share, for services pursuant to a public relations agreement and, in September 2001, we issued 50,000 shares valued at $.10 per share pursuant to our incentive stock plan.

         Subsequent to our fiscal 2001 year end, we have issued the following shares. In November 2001, we issued 500,000 shares to WAJ Enterprises L.C. as additional consideration for a $300,000 loan to the Company. Also in November 2001, we issued 535,000 shares of our common stock to five persons as consideration and bonus interest for extending the due date of the 60-day secured notes. In December 2001, we issued an additional 100,000 shares to Millennium International pursuant to its agreement for services. In February 2002, we issued an aggregate of 197,334 shares related to vesting of shares under our stock incentive plan. Also in February 2002, we issued an aggregate of 1,800,000 shares of our common stock to three persons in exchange for 600,000 shares of our Series A Preferred Stock, initially issued pursuant to our acquisition of 5th Digit Technologies, LLC.

         All of the aforementioned shares were issued without registration under the Securities Act of 1933 in reliance on the exemption from such registration requirements provided by Section 4(2) of that Act. The shares were issued without general advertising or solicitation and purchasers acknowledged that they were acquiring restricted securities which had not been registered under the Securities Act. Certificates representing the shares bear the usual and customary restricted stock legend.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

         Our plan of operation is to use our existing capital together with the proceeds from future financings to complete development and commence deployment and sales of our video-on-demand system.

         We estimate that our minimum operating expenses during the next twelve months will be approximately $2,002,440, consisting of $1,490,280 in payroll, $78,000 for office leases, and $434,160 for general and administrative expenses, including legal, and accounting. We will also incur substantial additional costs in connection with the manufacture of set-top-boxes for use with our video-on-demand systems. We estimates that such costs will be a minimum of $10,000,000, but plan to finance those costs based on contracts entered into for the deployment of our video-on-demand systems. We will also incur additional expenses in connection with the acquisition of certain content rights for the closed end video-on-demand technology. However, no agreement has been entered into at this time and the amount of such fees cannot be determined.

         We plan to generate revenues from the delivery of video content to the end users of our video-on-demand systems and high speed Internet access. We will charge a fee for each movie or other item of content viewed through our system and anticipate that we will remit a portion of such fee to the studio or other content provider. We will also charge a fee for high speed Internet access on either a use, daily or monthly basis. We also plan to sell or lease our Digital Entertainment System to viewers at a price calculated to return our out of pocket costs and a small profit over a period of three to five years. We will need to acquire approximately $10,000,000 in either debt or equity funding to implement our business plan.

         In October 2001 we entered into an agreement with Greenwood Technology Group wherein Greenwood would arrange for and or provide capital (debt and or equity) to us. However, no assurances were given that any such funding would be made available at acceptable terms or at all.

         On December 12, 2001 Greenwood entered into a Letter of Intent wherein it would specifically provide certain cash advances enabling us to continue operations, retire any and all outstanding payables, and retire our outstanding notes. To date, Greenwood has provided more than $100,000 in short-term debt funding and is committed to provide up to $1.7 million by March 1, 2002, and an additional $1.2 million prior to April 1, 2002. Although there can be no assurance that such funding will be finalized, we anticipate that Greenwood will provide us with the necessary capital on a timely basis. Based on our current costs of operation we will not be able to continue beyond approximately thirty days from the date hereof without an additional infusion of capital, either debt or equity.

         During fiscal 2001, we were a research and development company and received no revenues from operations.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, was adopted as of April 1, 2001. We believe the adoption of this statement will have no material impact on our financial statements.

         In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect our consolidated financial statements.

         On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, we currently expect that the effect of SFAS No. 143 on our consolidated financial statements, when it becomes effective, will not be significant.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe the adoption of SFAS 144 will not have a significant effect on our consolidated financial statements.


ITEM 7.  FINANCIAL STATEMENTS

         Our consolidated financial statements as of and for the fiscal years ended October 31, 2001 and 2000 have all been examined to the extent indicated in their report by Andersen Andersen & Strong, L.C., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned consolidated financial statements are included under Item 13 of this report, which financial statements are incorporated herein by reference in response to this Item 7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         This item is not applicable.


                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth the names, ages, and titles of each of our executive officers and directors.

  Name                    Age             Title
  ----                    ---             -----

  Dan Driscoll             45      Vice President Corporate Developmen /Director
  Dr. James P. Hill        65      Vice Chairman / Director
  Robert E. Holt           38      President / CEO /  Director
  Larry R. McNeill         60      Vice President / CFO / Director
  D. T. Norman             41      Secretary / Treasurer /  Director
  Bennie L. Williams       65      Chairman of the Board / Director

         The term of office of each director is one year and until his or her successor is elected at our annual shareholders' meeting and is qualified, subject to removal by the board of directors and or shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

         Certain biographical information of our directors and officers is set forth below.

         Dan Driscoll. Mr. Driscoll is Senior VP of Business Development of the Wireless Division of CommScope, Inc. The CommScope Wireless Division was created in 1997; Mr. Driscoll has spearheaded the sales and business development since 1998. CommScope Wireless Division produces cable, connectors and accessories for Wireless Telecom operators, AT&T and Sprint among others and Mr. Driscoll's leadership has positioned CommScope as the No. 2 worldwide supplier. Mr. Driscoll has 20 years experience in sales and business development in the Wireless Telecom arena, his expertise in developing strategic partners was instrumental in Hewlett Packard's entrance in the RF/Microwave component market through its purchase of Avantek. Mr. Driscoll holds both a BSBA and BSEE from Villanova University. He also holds multiple business certificates from PCS technology to process control programs. Mr. Driscoll is actively involved in his community, and has created two non-profit organizations that promote youth activities; which organizations currently generate over $200,000 of revenue each year. Mr. Driscoll has been chairman of the local Parks and Recreation of his community for the past 15 years and previously played football in the CFL and NFL.

         Dr. James P. Hill. Dr. Hill is and has since 1998 served as the Chief Development Officer of Community Hospitals Indianapolis Foundation in Indianapolis, Indiana. Prior to that he served as Vice President and Associate Dean of Southern Illinois University School of Medicine; President of Indiana Wesleyan University; Academic Dean, Peidmont Community College; Division Chair of Math and Science, Virginia Western Community College; and Department Chair of Chemistry, Virginia Western Community College. Dr. Hill has served on numerous boards and community civic groups including the Chamber of Commerce Board, Economic Development Council, Crisis Nursery Center Board, Symphony Board and President, and Area Scout Council Board. He also holds memberships in several national and state professional associations and honor societies. Dr. Hill holds a Doctorate in Administration and Statistical Research Design Methodology from Virginia Polytechnic Institute and State University, a Masters degree in Chemistry and Biology from the University of Virginia, and a Bachelor's degree in Biology and Chemistry from Roanoke College. Dr. Hill is the brother-in-law of George Norman, a co- founder, officer and director of Videolocity, Inc.

         Robert E. Holt. Mr. Holt acted until recently as Chief Operating Officer of Greenwood Technology Group. Greenwood Technology Group is an evolving technical marketing association that brings together state of the art technologies, operators and a powerful customer acquisition and retention model for end users. Under Mr. Holt's technical leadership, the company was retained to provide wireless voice, data and multi-media solutions to tier two and three vertical markets. Prior to joining Greenwood Technology Group, Mr. Holt held a series of leadership positions with high-tech companies including Qualcomm Inc., where he was head of the Wireless Campus Group, overseeing product development, marketing, and technology introduction. Mr. Holt also served as a Director of the $500m Qualcomm Ventures and Wireless Infrastructure Products Division. He has 10 years of P&L responsibility between the U.S. Army Signal Corps, GTE Government Systems, PrimeCo PCS and Sprint PCS where he lead the development and deployment of wireless networks in over thirty countries. His expertise is around the following issues: Strategic Planning/Partnership, Competitive Intelligence, Operations and Implementation. Mr. Holt has earned a Bachelor of Science degree in electrical engineering and a master of science degree in communications. He has also earned certification in project management, PCS technologies, call processing and systems engineering.

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

         D. T. Norman. D.T. Norman is a co-founder of Videolocity, Inc. and serves as Secretary, Treasurer and a director of that company. She is also Secretary, Treasurer and a director of Brain Tree International, Inc., an inactive public company, and is Secretary and a director of Dynamic Software, Secretary and a director of Santa Barbara Oil Corp., past Secretary and director of Pacifica Financial Corp., a director of Worldwide Ministries and Education Fund, and a director of the Stubbs Foundation. D.T. Norman is the wife of George Norman, a co-founder, officer and director of Videolocity, Inc.

         Bennie L. Williams. Mr. Williams was appointed Chairman and a director in 2001. He has spent 36 years in the broadcasting industry in general management, sales management, marketing, promotion and advertising of several radio stations. Mr. Williams was Vice President of sales for Intermountain Radio Network, with 132 affiliates. From to 1970 to 1987, he was Vice President of sales for Communications Investment Corporation's twelve owned and operated stations in Utah, Idaho and Montana. In addition he was general manager of KALL AM and KLCY FM until his retirement in 1988. At that time he founded his own company, Business Idea Company of America, an investment portfolio management firm that also provided marketing, advertising and consulting services to select clients. Mr. Williams is currently serving his sixth year as Chairman of the Board of Governors of Shriners Hospital for Children, Intermountain, in Salt Lake City.

         The Board of Directors has appointed an executive committee, the members of which are Larry McNeill, D. T. Norman, and George Norman

         At a meeting of the Board of Directors held in Salt Lake City on April 28, 2001, among other actions taken, Bennie L. Williams and Philip Smith were elected to the Board of Directors.

         The Board of Directors accepted the resignation of Philip Smith for cause on July 14, 2001.

         The resignations of Douglas Meadows and Jerry E. Romney, Jr. as officers and directors were accepted in late 2001 each having resigned for personal reasons. Robert E. Holt and Dan Driscoll were elected to fill the vacancies on the Board of Directors created by their resignations.

         The following table sets forth information with respect to the current directors and executive officers of Videolocity, Inc., our wholly owned operating subsidiary. Such persons are expected to make a significant contribution to our business.

   Name                        Age            Positions
   ----                        ---            ---------
   Robert E. Holt               38            President / CEO / Director
   Larry R. McNeill             60            CFO / Director
   D. T. Norman                 41            Secretary / Treasurer / Director
   George Norman                71            Chairman of the Board / Director
   Martin P. Senn               39            Senior Vice President / COO
   Bennie L. Williams           65            Director

   Robert E. Holt.      See above.

   Larry R. McNeill.    See above.

   D. T. Norman.        See above.

         George Norman. Mr. Norman is the co-founder of Videolocity, Inc. and served as its president through July 1999. Prior to founding Videolocity, he was semi-retired. He is President and a director of Dynamic Software, President and a director of Santa Barbara Oil Corp., past President and director of Pacifica Financial Corp., a director of Worldwide Ministries and Education Fund, and a director of the Stubbs Foundation. Approximately thirty years ago, in 1970, Mr. Norman was convicted of two counts of aiding and abetting the misapplication of bank funds and was sentenced to two years on each of the counts, of which he served nine months at the Federal Medical Center in Rochester, Minnesota. Prior to 1970, Mr. Norman spent many years in the operation and ownership of broadcasting properties and other general business activities. Mr. Norman is the husband of D.T. Norman and the brother-in-law of Dr. James P. Hill.

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

         Bennie L. Williams.  See above.

         The following table sets forth information with respect to the current directors and executive officers of Healthcare Concierge, Inc., (formally named Videolocity Direct, Inc.) our 93% owned operating subsidiary. Such persons are expected to make a significant contribution to our business.

Name                                  Age            Positions
----                                  ---            ---------
Robert E. Holt                         38      President /CEO / Director
Bennie L. Williams................     65      Chairman / Director
Martin P. Senn....................     35      Vice- President / COO / Director
Larry McNeill.....................     60      CFO / Director
D.T. Norman.......................     41      Secretary / Treasurer / Director

         Robert E. Holt.            See above.

         Bennie L. Williams.        See above.

         Martin P. Senn.            See above.

         Larry McNeill.             See above.

         D.T. Norman.               See above.

         The following table sets forth information with respect to the current directors and executive officers of Videolocity Technologies, Inc., our wholly owned operating subsidiary.

Name                                Age         Position
----                                ---         --------
George Norman   .................    71     Chairman / Director
Robert E. Holt...................    38     President / CEO / Director
Bennie L. Williams...............    65     Director
Martin P. Senn...................    35     Vice-President / COO / Director
Larry McNeill....................    60     CFO / Director
D.T. Norman......................    41     Secretary / Treasurer / Director

         George Norman.        See above.

         Robert E. Holt.       See above.

         Bennie L. Williams    See above.

         Martin P. Senn.       See above.

         Larry McNeill.        See above.

         D.T. Norman.          See above.

         We have adopted certain provisions in our articles of incorporation that limit the liability of our officers and directors and provide for indemnification by us for our officers and directors to the fullest extent permitted by Nevada law. Such provisions substantially limit the shareholders' ability to hold officers and directors liable for monetary damages resulting from breaches of their fiduciary duties.

Section 16(a) Beneficial Ownership Reporting Compliance

         We do not have securities registered under Section 12(g) of the Securities Exchange Act of 1934 and our directors, officers and affiliates are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

         Presently, we do not have any retirement, pension, profit sharing, or insurance plans covering officers or directors. Also, we do not currently compensate directors for serving in their capacities as directors, but do reimburse such persons for expenses reasonably incurred by them in connection with company business.

         We did not pay any compensation to any officer during the fiscal years ended October 31, 2000 or 1999 and did not grant any stock options or restricted stock to our officers during those years.

         We did pay $644,170.94 in compensation to (9) officers (as employees and officers) during the fiscal year ending October 31, 2001, and did not grant any stock options to our officers. The following table depicts salaries paid to our two most highly compensated executive directors in fiscal 2001.

                           Summary Compensation Table

                                                                      Other Annual     Restricted      All Other
Name and Principal Position         Year      Salary       Bonus      Compensation     Stock Award    Compensation
---------------------------         ----      ------       -----      ------------     -----------    ------------
Jerry E. Romney                     2001    $ 125,000     $   --        $  --             $ --          $ --
  President and Director

Martin P. Senn,                     2001       99,958         --           --               --            --
  C.O.O. and  Director

         Subsequent to fiscal year ended October 31, 2000, we entered into three-year employment agreements with five officers that provide for payment of a base salary, a grant of plan units under the Videolocity, Inc. 2000 Stock Incentive Plan, the provision of medical insurance, vacation and other benefits, and contain other customary provisions. Of the five aforementioned three year employment agreements the only remaining agreement is with Martin P. Senn, COO, the other four agreements were terminated during the year of 2001.

Videolocity, Inc. 2000 Stock Incentive Plan

         The Videolocity, Inc. 2000 Stock Incentive Plan was adopted in connection with the acquisition of Videolocity, Inc. A total of 10,000,000 shares of common stock are reserved for issuance under the plan. Plan awards with respect to 9,093,750 shares have been made to date, and plan awards with respect to 906,250 shares remain available for issuance under the Plan. All awards made under the Plan are made in plan units. Each plan unit becomes convertible at the option of the participant into one share of common stock on the date the vesting requirements for the plan units have been satisfied. The shares of common stock to be issued under the plan will be registered under the Securities Act of 1933. The awards granted to date provide that 1.33% of the plan award will vest at the beginning of each of the four calendar quarters commencing with April 1, 2001; 2.0% of the plan award will vest at the beginning of each of the four calendar quarters beginning April 1, 2002; 2.67% of the plan award will vest at the beginning of each of the three calendar quarters beginning April 1, 2003; and the remaining 78.67% of the award will vest on January 1, 2004. If a plan participant voluntarily terminates his employment or is terminated for cause, any unvested plan awards will be forfeited. If a plan participant is terminated without cause, terminates for good reason (including a change of control), dies, or becomes disabled, all as defined in the Plan, any unvested plan awards will vest on the date of such termination.

         Subsequent to October 31, 2000, we also adopted an omnibus stock option and stock award plan but to date no awards have been granted under that plan. The Stock Option and Stock Award Plan is to be administered either by the Board of Directors or by a committee to be appointed from time to time by the Board. Awards granted under the Stock Option and Stock Award Plan may be stock options, appreciation rights, or stock awards which are awarded to employees, including officers and directors, who, in the opinion of the board or the committee, have contributed, or are expected to contribute, materially to the success of the Videolocity. In addition, at the discretion of the Board or the committee, options or bonus stock may be granted to individuals who are not employees but contribute to the success of Videolocity. All of our employees, officers, directors and consultants are eligible to participate under the Stock Option and Stock Award Plan. A maximum of 5,000,000 shares of common stock are available for grant under the Stock Option and Stock Award Plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by the Board or the committee, in their sole discretion.

         The following officers, employees and consultant received a total of 247,334 shares under the Videolocity Inc 2000 Stock Incentive Plan through February 1, 2002: Jerry E. Romney, Jr., Martin P. Senn, Luigi A. DeAngelis, David M. Smith, Joshua L. Hamer, Willford T. Lee, and Steven Fogarty.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information, to the best of our knowledge as of February 11, 2002, regarding beneficial ownership of our common stock by:


         * each person known to us to own beneficially more than 5% of our common stock;
         *   each of the named  executive  officers;
         *   each or our directors; and
         *   all executive officers and directors as a group.

         Beneficial ownership is determined based on the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable, or exercisable within 60 days of October 31, 2001, are counted as outstanding. These shares, however, are not counted as outstanding for purposes of computing the percentage ownership of any other person. Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.

         Unless otherwise indicated, the address for each beneficial owner is Videolocity International, Inc. 358 South 700 East, Suite B604, Salt Lake City, Utah 84102.


Title                                                                           Number of              Percent
of Class                                Name                                  Shares Owned(1)          of Class
--------                                ----                                  ---------------          --------
Principal Shareholders
----------------------
Common                             Kirk Schneider(2)                            3,720,000                  8.0%
Common                             Mark Schneider(3)                            3,577,000                  7.7%

Officers and Directors(4)
-------------------------
Common                             Dr. James P. Hill(5)                         6,250,000                 13.5%
Common                             Larry R. McNeill                             2,010,000                  4.3%
Common                             D. T. Norman(6)                              6,250,000                 13.5%
Common                             Martin P. Senn(7)                              362,500                   .78%
Common                             All Officers and Directors as a             14,872,500                 32.1%
                                   Group (4 persons) as of February 1, 2002.

         (1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.
         (2) Includes 2,500,000 shares held of record by a limited liability company of which Kirk Schneider is the manager. Kirk Schneider's address is 1201 S. Main Street, Salt Lake City, Utah 84111. Kirk Schneider is the brother of Mark Schneider. The above shares of record could have changed during 2001 however; the company is unaware of any such changes.
         (3) Includes 200,000 shares held of record by Mark Schneider's minor child and 100,000 shares held by a family limited partnership. Does not include 200,000 shares held by Mr. Schneider's spouse with respect to which he disclaims beneficial ownership. Mark Schneider's address is 265 E. 100 S., Suite 250, Salt Lake City, Utah 84111. Mark Schneider is the brother of Kirk Schneider. The above shares of record could have changed during 2001; however, the company is unaware of any such changes.
         (4)      The address for each of  Videolocity's  officers and directors is 358 S. 700 East, #B-604, Salt Lake City, Utah 84102.
         (5)      Includes   6,250,000  shares  held  of  record  by  a  limited
                  liability company of which Dr. Hill is the manager.
         (6)      Includes  6,250,000 shares held of record by limited liability companies of which D.T. Norman is the manager.
         (7) Includes 312,500 shares held of record by a limited liability company of which Mr. Senn is the manager.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as described herein, there were no material transactions, or series of similar transactions, during our last two fiscal years, nor are there any currently proposed transactions, in which we were or are to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

         The following persons purchased shares of our common stock in the private placement of 6,100,000 shares completed on December 4, 2000 immediately following the acquisition of Videolocity, Inc.: Stephen B. Cluff, a former officer and director, 122,000 shares; Kirk Schneider, a greater than 5% shareholder, 610,000 shares; Mark Schneider, a greater than 5% shareholder, 549,000 shares; Noland Schneider, the father of Kirk Schneider and Mark Schneider, 1,220,000 shares; and Jeri Staten, the sister of Kirk Schneider and Mark Schneider, 610,000 shares. Such persons purchased the shares at a price of approximately $0.082 per share, which was the same price paid by the other purchasers in the private placement. Noland Schneider provided assistance in locating an entity to be used in the acquisition of Videolocity, Inc. and assisted in negotiating the terms of the reorganization, but did not receive any compensation for such activities.

         In July 2001, two of our current  directors Larry R. McNeill and Bennie
L. Williams loaned to us $135,000 and $100,000, respectively, pursuant to certain 60-day secured notes issued by us. The notes have been extended to February 28, 2002. As additional consideration for the loans, we issued to Mr. NcNeill and Mr. Williams 67,500 shares and 50,000 shares, respectively, of Videolocity Direct, Inc. common stock (now known as Healthcare Concierge, Inc.). As consideration for extending the term of the notes, we issued to Mr. NcNeill and Mr. Williams 135,000 shares and 100,000 shares, respectively, of Videolocity International, Inc. common stock. A third director, D.T. Norman, through ISOZ, L.C. of which she is the manager, also loaned to us in July 2001 an aggregate of $215,000 pursuant to the secured notes. Ms. Norman received 107,500 shares of Videolocity Direct stock as additional consideration for the note. Ms. Norman has volunteered on behalf of ISOZ, L.C., that on or prior to February 28, 2002, ISOZ, L.C. will contribute back to Videolocity for cancellation, a total of 500,000 shares of Videolocity common stock to offset some of the additional shares that the Company has issued as consideration to acquire certain loans. All of the aforementioned notes remain outstanding as of the date hereof.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of this report:

         1.  Financial Statements  - Included in Part II, Item 7 of this report:

                Report of Independent Certified Public Accountant

                Consolidated Balance Sheet as of October 31, 2001

                Consolidated Statements of Operations for the year ended October 31, 2001 and the period May 26, 2000 to October 31, 2000 and the period May 26, 2000 (date of inception) to October 31, 2001

                Statement of Changes in Stockholders' Equity for the period May 26, 2000 (date of inception) to October 31, 2001

                Consolidated Statements of Cash Flows for the year ended October 31, 2001 and the period May 26, 2000 to October 31, 2000 and the period May 26, 2000 (date of inception) to October 31, 2001

                Notes to Financial Statements

         2.       List of Exhibits


Exhibit No.                 Description of Exhibit
-----------                 ----------------------

  2.1* Agreement and Plan of Reorganization With Pine View Technologies, Inc. Dated as of November 15, 2000

  2.2* Articles of Merger Between Pine View Merger Co. and Videolocity, Inc. Dated December 1, 2000

  3.1*       Amended and Restated Articles of Incorporation

  3.2**      By-Laws

  3.3*** Designation of Rights, Preferences and Privileges for the Series B Voting Preferred Stock of Videolocity International, Inc.

 10.1* License Agreement Between Videolocity, Inc. (formerly Moviesonline, Inc.) and Merit Studios, Inc. dated October 27, 2000

10.1(a)****  Amended and Restated License Agreement  [Video] between  Videolcity
             Direct, Inc. and Merit Studios, Inc. dated effective as of October 27, 2000

10.2**** Services Agreement between Videolocity International, Inc. and Sinclair- Davis Filing Trading Corp. dated as of April 26, 2001

10.3*****    Additional Technology License Agreement dated May 29, 2001, between
             Videolocity Direct, Inc. and Merit Studios, Inc.

-----------------------------------------

    * Incorporated by reference to the Form 10-KSB for the fiscal year ended October 31, 2000.

    ** Incorporated by reference to the registration statement on Form S-18 filed with the Commission, SEC file no. 33-2310-D.

    *** Incorporated by reference to the Form 10-QSB for the period ended January 31, 2001.

    **** Incorporated by reference to the Form 10-QSB for the period ended April 30, 2001.

    ***** Incorporated by reference to the Form 10-QSB for the period ended July 31, 2001.

                VIDEOLOCITY INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountant...........................F-2

Consolidated Balance Sheet as of October 31, 2001...........................F-3

Consolidated Statements of Operations.......................................F-4

Statement of Changes in Stockholders' Equity................................F-5

Consolidated Statements of Cash Flows ......................................F-6

Notes to Financial Statements...............................................F-7

ANDERSEN ANDERSEN & STRONG, L.C.                  941 East 3300 South, Suite 202
Certified Public Accountants and                      Salt Lake City, Utah 84106
Business Consultants                                      Telephone 801 486-0096
                                                                Fax 801 486-0098

Member SEC Practice Section of the AICPA

Board of Directors
Videolocity International Inc. and Subsidiaries
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of Videolocity International Inc. and Subsidiaries (development stage company) at October 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year ended October 31, 2001, and the period May 26, 2000 to October 31, 2000 and the period May 26, 2000 (date of inception - note 6 ) to October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Videolocity International Inc. and Subsidiaries at October 31, 2001 and the results of operations, and cash flows for the year ended October 31, 2001, and the period May 26, 2000 to October 31, 2000 and the period May 26, 2000 (date of inception - note 6 ) to October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 13. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
February 8,  2002                   By: /s/ Andersen Andersen and Strong
                                    ------------------------------------
                                            Andersen Andersen and Strong

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          ( Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2001

--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
   Cash                                                                  $       411
    Note receivable - net of provision for doubtful accounts -  Note 3       350,000
                                                                         -----------
         Total Current Assets                                                350,411
                                                                         -----------

EQUIPMENT - net of accumulated depreciation - Note 2                          73,012
                                                                         -----------
OTHER ASSETS
     Advance deposits                                                          4,732
                                                                         -----------

                                                                         $   428,155
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable - related parties - Note 5                           $   450,000
      Notes payable - Note 5                                                 300,000
     Accrued interest - notes payable - Note 5                                13,949
     Accounts payable                                                        143,123
                                                                         -----------
          Total Current Liabilities                                          907,072
                                                                         -----------

REDEEMABLE  PREFERRED  CAPITAL STOCK
     10,000,000 shares authorized at $0.001 par value;
        950,000 series A issued - Notes 1, 9, &12                                950
     Capital in excess of par value - Note 9 & 12                          3,957,380
                                                                         -----------
                                                                           3,958,330
MINORITY INTERESTS                                                             5,038
                                                                         -----------

STOCKHOLDERS' EQUITY - (deficiency)
   Common stock
        125,000,000 shares authorized, at $0.001 par value;
        43,186,860 shares issued and outstanding                              43,187
    Capital in excess of par value - Note 12                              (1,976,071)
    Deficit accumulated during the development stage - Note 2             (2,509,401)
                                                                         -----------
       Total Stockholders' Equity (deficiency)                            (4,442,285)
                                                                         -----------

                                                                         $   428,155
                                                                         ===========


   The accompanying notes are an integral part of these financial statements.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          ( Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For The Year Ended October 31, 2001 and the Period
                 May 26, 2000 to October 31, 2000 and the Period
         May 26, 2000 ( date of inception - note 6 ) to October 31, 2001

--------------------------------------------------------------------------------


                                                                                       May 26, 2000
                                                             Oct 31,        Oct 31,        to
                                                              2001           2000      Oct  31, 2001
                                                          -----------    -----------    -----------
REVENUES                                                  $     5,578    $      --      $     5,578
                                                          -----------    -----------    -----------

EXPENSES

   Administrative                                           1,353,710        129,778      1,483,488
   Interest                                                   201,449           --          201,449
   Depreciation and amortization                               69,260           --           69,260
                                                          -----------    -----------    -----------
                                                            1,624,419        129,778      1,754,197
                                                          -----------    -----------    -----------

NET  LOSS - from operations                                (1,618,841)      (129,778)    (1,748,619)
                                                          -----------    -----------    -----------

OTHER INCOME (LOSS)

    Minority interests                                         (4,712)          --           (4,712)
    Loss of good will                                        (958,628)          --         (958,628)
    Net gain from sale of investment stock                    338,049           --          338,049
    Net loss from transfer of license agreement - Note 3     (135,491)          --         (135,491)
                                                          -----------    -----------    -----------
                                                             (760,782)          --         (760,782)
                                                          -----------    -----------    -----------

NET LOSS                                                  $(2,379,623)   $  (129,778)   $(2,509,401)
                                                          ===========    ===========    ===========

LOSS PER COMMON SHARE

    Basic                                                 $      (.06)   $      (.02)
                                                          -----------    -----------

AVERAGE  OUTSTANDING
    COMMON SHARES

    Basic (stated in 1000's)                                   43,087          6,406
                                                          -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                           (Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS'
                EQUITY Period May 26, 2000 ( date of inception -
                          note 6 ) to October 31, 2001

--------------------------------------------------------------------------------

                                                                                                    Capital in
                                                 Preferred Stock              Common Stock           Excess of     Accumulated
                                                Shares      Amount         Shares        Amount      Par Value       Deficit
                                                -------   -----------    ----------   -----------   -----------    -----------
Balance May 26, 2000                               --     $      --       6,406,098   $     6,406   $    79,920    $      --

Net operating loss for the period
    May  26, 2000 to October 31, 2000              --            --            --            --            --         (129,778)
                                                -------   -----------    ----------   -----------   -----------    -----------
Balance October 31, 2000                           --            --       6,406,098         6,406        79,920       (129,778)

Issuance of common stock for bonus
    interest expense at $.50 - August 2001         --            --         150,000           150        74,850           --
Issuance of common stock for
    acquisition of Videolocity
    International Inc. - Dec 4, 2000               --            --      30,280,762        30,281       359,165           --
Issuance of class A preferred  stock for
    Acquisition of 5thDigit
    Technology LLC - Dec 5, 2000                950,000           950          --            --         949,050           --
Issuance of common stock for
    cash at $.082 - Dec 7, 2000                    --            --       6,100,000         6,100       493,900           --
Issuance of common stock for incentive
    stock plan  at $.10 - September 2001           --            --          50,000            50         4,950           --
Issuance of common stock for public
    relations agreement at $.10
    August 2001                                    --            --         200,000           200        19,800           --
Provision for redemption value
    of preferred stock - note 9                    --            --            --            --      (3,957,380)          --
Net operating loss for the year
    ended October 31, 2001                         --            --            --            --           --        (2,379,623)
Less minority interest                             --            --            --            --            (326)          --
                                                -------   -----------    ----------   -----------   -----------    -----------

Balance October 31, 2001                        950,000   $       950    43,186,860   $    43,187   $(1,976,071)   $(2,509,401)
                                                =======   ===========    ==========   ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          ( Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Year Ended October 31, 2001 and the Period May
                 26, 2000 to October 31, 2000 and the Period May
           26, 2000 ( date of inception - note 6 ) to October 31, 2001

--------------------------------------------------------------------------------

CASH FLOWS FROM
   OPERATING ACTIVITIES
                                                                    Oct 31,        Oct 31,    May 26, 2000
                                                                     2001           2000     to Oct 31, 2001
                                                                  -----------    -----------    -----------
   Net loss                                                        (2,379,623)   $  (129,778)   $(2,509,401)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

       Minority interest                                                4,712           --            4,712
       Loss of good will                                              958,628           --          958,628
       Change in short term note receivable                          (350,000)          --         (350,000)
       Change in accounts  and short term notes payable               687,152         19,920        687,152
       Depreciation and amortization                                   69,260           --           69,260
       Issuance of common stock for services and expenses              70,000           --           70,000
       Net gain from sale of investment stock                        (452,558)          --         (452,558)
                                                                  -----------    -----------    -----------
         Net Decrease in Cash From Operations                      (1,392,429)      (109,858)    (1,522,207)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of equipment                                          (78,763)        (6,433)       (78,763)
       Advance deposits                                                 5,924           --           (4,732)
       Acquisition costs of good will                                  (8,628)          --           (8,628)
       Cost  of investment stock and licenses                         571,373           --          595,516
                                                                  -----------    -----------    -----------
                                                                      489,906         (6,433)       503,393
                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common  capital stock - Note 6       500,000        519,225      1,019,225
                                                                  -----------    -----------    -----------

   Net change in Cash                                                (402,523)       402,914            411

   Cash at Beginning of Period                                        402,934           --             --
                                                                  -----------    -----------    -----------

   Cash at End of Period                                          $       411    $   402,914    $       411
                                                                  ===========    ===========    ===========

NON  CASH  FLOWS  FROM OPERATING AND  INVESTING ACTIVITIES

   Issuance of 30,280,762 common shares for all outstanding stock of Videolocity Inc.             $ 389,446
                                                                                                  ---------
   Issuance of 950,000 preferred shares for members' interests in 5th Digit Technologies  LLC       950,000
                                                                                                    -------
   Issuance of 150,000 common shares for expenses                                                    75,000
                                                                                                     ------
   Issuance of 250,000 common shares for services                                                    25,000
                                                                                                     ------


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

The Company and its subsidiaries are in the business of developing and marketing systems, products, and solutions for the delivery of video and other content to end users on demand. The Company has not started operations.

On December 4, 2000 the Company completed a reverse common stock split of .61 shares for each outstanding share. This report has been completed showing after stock split shares from inception.

On December 4, 2000 the Company completed a private placement offering of 6,100,000 common shares for $500,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On October 31, 2001, the Company and its subsidiaries had an accumulated net operating loss available for carryforward of $2,259,401. The tax benefit of approximately $677,820 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire in 2022.

Amortization of the License Agreements
--------------------------------------

The license agreements are being amortized to expense over ten years.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists of a note receivable. (note 3)

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Equipment
---------

Office equipment and the digital entertainment system is being depreciated over five years.

                                    Office equipment                  $ 31,717
                                    Digital entertainment system        47,046
                                    Less accumulated depreciation       (5,751)
                                                                      --------
                                                                      $ 73,012

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

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

Principals of Consolidation
---------------------------

The consolidated financial statements shown in this report includes the assets and liabilities of all subsidiaries and excludes the historical operating information of the Company prior to December 4, 2000, and the operating information of the 5th Digit Technologies, LLC (subsidiary) prior to December 22, 2000. (Note 6 and 8)

All intercompany transactions have been eliminated

Financial Instruments
---------------------

The  carrying  amounts  of  financial   instruments,   including  cash,  a  note
receivable, and accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions
-------------------------

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

Recognition of Income
---------------------

The Company is installing the equipment needed to deliver digital information an entertainment content in selected hotels. After the equipment is operational, the user will pay for its use with a credit card and the Company will receive approximately 80% of the proceeds.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Good Will
---------

The pronouncement regarding the valuation of good was adopted on July 1, 2001. (Note 8)

Other Recent Accounting Pronouncements
--------------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  NOTE  RECEIVABLE

The Company has a note receivable of $600,000 (outlined in note 4) due within 120 days from October 31, 2001, with no interest, secured by 1,000,000 common shares of Merit Studios, Inc., held by the Company. At the report date Merit Studios, Inc. common stock was trading over the counter with a liquidation value of $.35 per share. For reporting purposes the value of the note receivable is shown at $350,000, the liquidation value of the security. The note receivable has been used as partial security on a note payable given by the Company outlined in Note 12.

4.  ACQUISITION OF LICENSE AGREEMENT

On October 27, 2000, the Company entered into a technology license agreement with Merit Studios, Inc. pertaining to Merit's proprietary compression technology as it applies to the compression and delivery of video and other content. The terms of the original license agreement of two years were amended by an agreement entitled "Amended and Restated License Agreement", as revised and restated, on March 6, 2001 which provides for an exclusive license for ten years, which will continue after May 6, 2011 on a non- exclusive basis for an additional ten years, however the Company must commence marketing of the technology within one year, otherwise the exclusive rights may convert to non-exclusive rights. The terms of the agreement was $250,000, with $50,000 being allocated to the purchase price of the 1,000,000 common shares of Merit Studios, Inc. Royalties are provided at 10% of the net revenue per transaction and 50% of all of the initial amounts received from the sales of sub-licenses. Merit Studios, Inc. received one third of the outstanding stock of Videolocity Direct, Inc. (a subsidiary of the Company) to which the license agreements with Merit Studios Inc. have been assigned.

On May 29, 2001, the Company, through its subsidiary Videolocity Direct, Inc., entered into an additional technology license agreement with Merit Studios, Inc., pertaining to Merit's proprietary compression technology for all aspects and applications in addition to the video application previously licensed. The terms of the license extend for a period commencing on May 29, 2001 and continuing through May 28, 2011. The license will continue on a non-exclusive

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------

4.  ACQUISITION OF LICENSE AGREEMENT - continued

basis from May 29, 2011 until the expiration or termination of the agreement. The terms of the agreement provides for a payment of $200,000 upon execution and future advance royalty payments. Royalties are provided at 20% of net revenues and 40%of the initial upfront payments received by Videolocity Direct Inc. from the sale of sublicenses of the Wormhole technology.

On October 31, 2001, which was amended on November 2, 2001, the Company, through its subsidiary Videolocity Direct, Inc., agreed to sell and reassign the above two license agreements to Merit Studios Inc. The terms of the agreement included a note receivable of $600,000 due to Videolocity Direct, Inc. (subsidiary) within 120 days from October 31, 2001 with no interest, the return of 2,500,000 common shares of Videolocity Direct, Inc. to Videolocity Direct, Inc for cancellation, and the reassignment of the 1,000,000 common shares of Merit Studios Inc. held by Videolocity Inc.(subsidiary). The shares in Merit Studios Inc. will be held as security until the note receivable is paid. (note 3)

5.  NOTES PAYABLE

The Company has short term financing of $750,000 and has issued notes payable, to six individuals and companies, with a due date of February 28, 2002, including 8% interest. The loans are secured by all of the stock of Videolocity Technologies Inc. (subsidiary) held by the Company. During November 2001, 535,000 common shares of the Company were issued to the note holders as bonus interest. $450,000 of the $750,000 was received from related parties.

6.  ACQUISITION OF ALL OUTSTANDING STOCK VIDEOLOCITY, INC.

On December 4, 2000 the Company (parent) completed the acquisition of all of the outstanding stock of Videolocity International, Inc. ( subsidiary), by a stock for stock exchange in which the stockholders of of the subsidiary received 30,280,762 common shares of the parent, representing 82% of the outstanding stock of the parent. For reporting purposes, the acquisition was treated as an acquisition of the parent by the subsidiary (reverse acquisition) and a recapitalization of the subsidiary. For reporting purposes the assets and liabilities of the subsidiary are shown in the balance sheet as if the acquisition had been completed on October 31, 2000. The historical operating statements prior to December 4, 2000 are those of the subsidiary. No good will was recognized from the acquisition.

The subsidiary was organized on May 26, 2000 for the purpose of developing and marketing systems, products, and solutions for the delivery of video and other content to end users on demand.

7.  RELATED PARTY TRANSACTIONS

Officers, directors, employees and their affiliates, have acquired 41 % of the common stock issued.

Included in the notes payable outlined in note 5 is $450,000 due to related parties.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------

8.  ACQUISITION OF ALL MEMBERS' INTERESTS OF 5TH DIGIT TECHNOLOGIES, LLC

On December 22, 2000 the Company ( the parent) acquired all of all the outstanding members' interest in 5th Digit Technologies LLC (the subsidiary) in exchange for 950,000 series A preferred shares of the parent, valued at $1.00 per share, in which good will of $950,000 was recognized. Prior to June 30, 2001 the good will was being amortized over ten years, or a shorter period if an impairment in value was determined. On October 31, 2001 the remaining value of the good will was determined to be zero and was expensed, which resulted from the conditions outlined in note 12.

5th Digit was organized on October 10, 2000 and began operations after December 22, 2000. The acquisition was recorded as a purchase and the operating statements of 5th Digit after November 1, 2001 are included in the consolidated operating statements. There was no contingent consideration in the merger agreement.

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

   3. Redemption. Upon written notice from the holders of the series A preferred stock as provided below, the Company will redeem the preferred stock during the 30 day period January 2, 2002 through January 31, 2002 at a price $5.00 per share. Any holder of the preferred stock desiring to redeem his shares shall provide written notice to the Company within the 30-day period described above. The total redemption value is $4,750,000 resulting in an accretion of $3,800,000, over the issue value, which is being amortized over one year as an addition to the capital in excess of par value under the redeemable preferred capital stock.

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

Subsequent to October 31, 2001 600,000 of the outstanding series A preferred shares were retired. ( note 12)

10.  STOCK INCENTIVE   PLAN

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified people to serve as key employees. Awards made under the plan shall be in plan units and each unit can be convertible, at the option of the participant, into one share of the Company's common stock after the vesting requirement has been satisfied. The Company reserved 10,000,000 common shares that can be issued under the plan. During August 2001, 50,000 shares had been issued under the plan for services rendered and During December 2001 an additional 50,000 shares were issued.

11.  CONTINUING AND CONTINGENT LIABILITIES

On August 1, 2001 the Company entered into a public relations agreement with Millennium International, LLC in which 200,000 common shares were issued during August 2001 and an additional 100,00 shares were issued during December 2001 and 100,000 shares to be issued during February 2002. The terms of the agreement is for 18 months after August 1, 2001.

The Company is obligated under an office lease for $6,500 per month through Dec 2002.

12.  SUBSEQUENT EVENTS

On November 6, 2001 the Company entered into a stock repurchase agreement to buy back 200,000 shares of Videolocity Direct, Inc. (subsidiary), including a new loan to the Company of $100,000, for a note payable of $300,000, including 8% interest. The due date of the note is the date on which the note receivable of $600,000 is paid to the Company as outlined in Note 3. The note payable is secured by the note receivable to the extent of amount due on the note payable.

During November 2001, 500,000 common shares of the Company were issued to the note holder as bonus interest.

During February 2002 the Company issued 1,800,000 common shares for the retirement of 600,000 series A preferred stock. A legal action was started against the holder of the remaining 350,000 shares outstanding alleging misrepresentation of the technology acquired as part of the merger with 5th Digit Technologies, LLC as outlined in note 8. Legal council believes the Company will be successful in its effort to have the shares returned to the company and canceled.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------

13.  GOING CONCERN

The Company does not have the working capital necessary to service its debt and for its planned activity.

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

                                    VIDEOLOCITY INTERNATIONAL, INC.
                                              (Registrant)



Date: February 13, 2002             By:  /s/ BENNIE L. WILLIAMS
                                         ----------------------
                                             Bennie L. Williams, Chairman

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  February 13, 2002            By:  /s/ BENNIE L. WILLIAMS
                                         ----------------------
                                             Bennie L. Williams
                                             Chairman and Director
                                             (Principal Executive Officer)



Dated: February 13, 2002            By:  /s/ LARRY R. MCNEILL
                                         --------------------
                                             Larry R. McNeill
                                             Vice President, Chief Financial
                                             Officer and Director (Principal
                                             Financial and Accounting Officer)



Dated: February 13, 2002            By:  /s/ D. T. NORMAN
                                         ----------------
                                             D. T. Norman
                                             Secretary, Treasurer, and Director



Dated: February 13, 2002            By:  /s/ DR. JAMES P. HILL
                                         ---------------------
                                             Dr. James P. Hill, Vice Chairman
                                             and Director



Dated: February 13, 2002            By:  /s/ ROBERT E. HOLT
                                         ------------------
                                             Robert E. Holt, President
                                             and Director



Dated: February 13, 2002            By:  /s/ DAN DRISCOLL
                                         -----------------
                                             Dan Driscoll, Vice President
                                             Corporate Development and Director