Form 10QSB
period 2002-01-31
VIDEOLOCITY INTERNATIONAL INC
filed 2002-03-22
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                     For the Quarter Ended January 31, 2002

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

           358 South 700 East, Suite B604, Salt Lake City, Utah 84102
           ----------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

               Class                     Outstanding as of January 31, 2002
               -----                     ----------------------------------
            Common Stock,
    Par Value $0.001 par value                         46,369,194

Transitional Small Business Disclosure Format (check one):      Yes [ ]   No [X]

                         VIDEOLOCITY INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

Item 1.  Financial Statements.............................................   3

Item 2.  Management's Discussion and Analysis or Plan of Operation........  13

                                             PART II

Item 1.  Legal Proceedings................................................  15

Item 2.  Changes in Securities and Use of Proceeds........................  15

Item 3.  Defaults Upon Senior Securities..................................  16

Item 4.  Submissions of Matters to a Vote of Security Holders.............  16

Item 5.  Other Information................................................  16

Item 6.         Exhibits and Reports on Form 8-K..........................  16

         SIGNATURES.......................................................  17

                                     PART I

Item 1.  Financial Statements

         The following unaudited Financial Statements for the period ended January 31, 2002, have been prepared by the Company.




                         Videolocity International, Inc.

                        Consolidated Financial Statements

                                January 31, 2002

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          ( Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2002

--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash                                                                 $     1,923
   Note receivable - net of provision for doubtful accounts -  Note 3       350,000
                                                                        -----------
         Total Current Assets                                               351,923
                                                                        -----------

EQUIPMENT - net of accumulated depreciation - Note 2                         72,162
                                                                        -----------
OTHER ASSETS
   Advance deposits and patents                                               5,212
                                                                        -----------

                                                                        $   429,297
                                                                        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable - related parties - Note 5                             $   500,000
   Notes payable - Note 5                                                   678,000
   Accrued interest - notes payable - Note 5                                 34,949
   Accounts payable                                                         152,862
                                                                        -----------
         Total Current Liabilities                                        1,365,811
                                                                        -----------

REDEEMABLE  PREFERRED  CAPITAL STOCK
   10,000,000 shares authorized at $0.001 par value;
      350,000 series A issued - Notes 1, 9, &11                                 350
      Capital in excess of par value - Note 9 & 11                        1,749,650
                                                                        -----------
                                                                          1,750,000
MINORITY INTERESTS                                                            5,024
                                                                        -----------

STOCKHOLDERS' EQUITY - (deficiency)
   Common stock
      125,000,000 shares authorized, at $0.001 par value;
      46,369,194 shares issued and outstanding                               46,369
   Capital in excess of par value - Note 9                                  139,664
   Deficit accumulated during the development stage                      (2,877,571)
                                                                        -----------
      Total Stockholders' Equity (deficiency)                            (2,691,538)
                                                                        -----------

                                                                          $ 429,297
                                                                        ===========

   The accompanying notes are an integral part of these financial statements.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          ( Development Stage Company)
                           CONSOLIDATED STATEMENTS OF
                OPERATIONS For the Three Months Ended January 31,
                          2002 and 2001 and the Period
         May 26, 2000 ( date of inception - note 6 ) to January 31, 2002

--------------------------------------------------------------------------------

                                                                                       May 26, 2000
                                                             Jan 31,        Jan 31,         to
                                                              2002           2001      Jan  31, 2002
                                                          -----------    -----------    -----------
REVENUES                                                  $      --      $     3,257    $     5,578
                                                          -----------    -----------    -----------

EXPENSES

   Administrative                                             256,286        206,128      1,739,774
   Interest                                                   107,798           --          309,247
   Depreciation and amortization                                4,100          9,259         73,360
                                                          -----------    -----------    -----------
                                                              368,184        215,387      2,122,381
                                                          -----------    -----------    -----------

NET  LOSS - from operations                                  (368,184)      (212,130)    (2,116,803)
                                                          -----------    -----------    -----------

OTHER INCOME (LOSS)

   Minority interests                                              14           --           (4,698)
   Loss of good will                                             --             --         (958,628)
   Net gain from sale of investment stock                        --             --          338,049
   Net loss from transfer of license agreement - Note 3          --             --         (135,491)
                                                          -----------    -----------    -----------
                                                                   14           --         (760,768)
                                                          -----------    -----------    -----------

NET LOSS                                                  $  (368,170)   $  (212,130)   $(2,877,571)
                                                          ===========    ===========    ===========



LOSS PER COMMON SHARE

   Basic                                                  $      (.01)   $      --
                                                          -----------    -----------

AVERAGE  OUTSTANDING
    COMMON SHARES

   Basic (stated in 1000's)                                    44,869         42,787
                                                          -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          ( Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Months Ended January 31, 2002
                 and 2000 and the Period May 26, 2000 ( date of
                    inception - note 6 ) to January 31, 2002
--------------------------------------------------------------------------------

                                                               2002            2001     to Jan 31, 2002
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                    (368,170)   $  (212,130)   $(2,877,571)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

       Minority interest                                            (14)          --            4,698
       Loss of good will                                           --             --          958,628
       Change in accounts  and short term notes payable         458,739         12,392        795,891
       Depreciation and amortization                              4,100          9,259         73,360
       Issuance of common stock for services and expenses       110,587           --          180,587
       Net gain from sale of investment stock                      --             --         (452,558)
                                                            -----------    -----------    -----------
         Net Changes in Cash From Operations                    205,242       (190,479)    (1,316,965)
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

       Purchase of equipment                                     (3,730)       (26,648)       (82,493)
       Advance deposits                                            --          (21,000)        (4,732)
       Acquisition costs of good will                              --             --           (8,628)
       Net Cost  of investment stock and licenses              (200,000)      (352,000)       395,516
                                                            -----------    -----------    -----------
                                                               (203,730)      (399,648)       299,663
                                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common  capital stock             --          600,000      1,019,225
                                                            -----------    -----------    -----------

   Net change in Cash                                             1,512          9,873          1,923

   Cash at Beginning of Period                                      411        402,934           --
                                                            -----------    -----------    -----------

   Cash at End of Period                                    $     1,923       $ 412807    $     1,923
                                                            ===========    ===========    ===========


NON  CASH  FLOWS  FROM OPERATING AND  INVESTING ACTIVITIES
   Issuance of 30,280,762 common shares for all outstanding stock of Videolocity Inc.           $389,446
                                                                                                --------
   Issuance of 950,000 preferred shares for members' interests in 5th Digit Technologies  LLC    950,000
                                                                                                --------
   Issuance of 150,000 common shares for expenses                                                 75,000
                                                                                                --------
   Issuance of 250,000 common shares for services                                                 25,000
                                                                                                --------
   Issuance of 1,800,000 common shares for retirement of 600,000 preferred shares - 2002            --
                                                                                                --------
   Issuance of 1,085,000 common shares for interest expense - 2002                                86,800
                                                                                                --------
   Issuance of 297,334 common shares for services - 2002                                          23,787
                                                                                                --------

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

The Company and its subsidiaries are in the business of developing and marketing systems, products, and solutions for the delivery of video and other content to end users on demand. The Company has not started operations and is considered to be in the development stage.

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

Income Taxes
------------

On January 31, 2002, the Company and its subsidiaries had an accumulated net operating loss available for carryforward of $2,877,571 . The tax benefit of approximately $863,271 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire in 2023.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists of a note receivable. (note 3)

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Equipment
---------

Office equipment and the digital entertainment system is being depreciated over five years.

             Office equipment                $ 34,967
             Digital entertainment system      47,046
             Less accumulated depreciation     (9,851)
                                             --------
                                               72,162

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

Financial Instruments
---------------------

The  carrying  amounts  of  financial   instruments,   including  cash,  a  note
receivable, and short term notes and accounts payable, are considered by management to be their estimated fair values.

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

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recognition of Income
---------------------

The Company is installing the equipment needed to deliver digital information and entertainment content and high speed internet access in selected hotels, condominiums and hospitals . After the equipment is operational, the user will pay for its use with a credit card and the Company will receive approximately 80% of the proceeds.

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

3. NOTE  RECEIVABLE

The Company has a note receivable of $600,000 (outlined in note 4) due within 120 days from October 31, 2001, with no interest, secured by 1,000,000 common shares of Merit Studios, Inc., held by the Company. At the report date Merit Studios, Inc. common stock was trading over the counter with a liquidation value of $.35 per share. For reporting purposes the value of the note receivable is shown at $350,000, the liquidation value of the security. The note receivable has been used as partial security on a note payable given by the Company outlined in Note 5.

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

On October 31, 2001, which was amended on November 2, 2001, the Company, through its subsidiary Videolocity Direct, Inc., agreed to sell and reassign the above two license agreements to Merit Studios Inc. The terms of the agreement included a note receivable of $600,000 due to Videolocity Direct, Inc. (subsidiary) within 120 days from October 31, 2001 with no interest, the return of 2,500,000 common shares of Videolocity Direct, Inc. to Videolocity Direct, Inc for cancellation, and the reassignment of the 1,000,000 common shares of Merit Studios Inc. held by Videolocity Inc.(subsidiary). The shares in Merit Studios Inc. will be held as security until the note receivable is paid. (note 3)

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------


5. NOTES PAYABLE

The Company has short term financing of $1,178,000 and has issued notes payable, to various individuals and companies, with a due date of March 31, 2002, including 8% interest. $750,000 of the notes are secured by all of the stock of Videolocity Technologies Inc. (subsidiary) held by the Company and $300,000 of the notes payable are secured by the note receivable outlined in note 3. During November 2001, 1,085,000 common shares of the Company were issued to selected note holders as bonus interest. $128,000 of the $1,178,000 is unsecured. $500,000 was received from related parties.

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

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers, directors, employees and their families and affiliates, have acquired 41 % of the common stock issued and have made short term loans to the Company of $500,000 with 8% interest due on March 31, 2002. See Note 5.

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

5th Digit was organized on October 10, 2000. The acquisition was recorded as a purchase and the operating statements of 5th Digit after November 1, 2000 are included in the consolidated operating statements. There was no contingent consideration in the merger agreement.

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

   3. Redemption. Upon written notice from the holders of the series A preferred stock as provided below, the Company will redeem the preferred stock during the 30 day period January 2, 2002 through January 31, 2002 at a price $5.00 per share. Any holder of the preferred stock desiring to redeem his shares shall provide written notice to the Company within the 30-day period described above. The total redemption value is $4,750,000 resulting in an accretion of $3,800,000, over the issue value, which is being amortized over one year as an addition to the capital in excess of par value under the redeemable preferred capital stock adjusted for the retirement of the shares outlined below.

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

   5. Liquidation. The preferred stock shall be entitled to a preference over the common stock at $5.00 per share in the event of dissolution of the Company.

600,000 of the outstanding series A preferred shares were retired by the issuance of 1,800,000 common shares of the Company leaving 350,000 preferred shares outstanding.

10.STOCK INCENTIVE PLAN

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified people to serve as key employees. Awards made under the plan shall be in plan units and each unit can be convertible, at the option of the participant, into one share of the Company's common stock after the vesting requirement has been satisfied. The Company reserved 10,000,000 common shares that can be issued under the plan. The Company has issued 247,334 common shares under the plan.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------


11. CONTINUING AND CONTINGENT LIABILITIES

On August 1, 2001 the Company entered into a public relations agreement with Millennium International, LLC in which 200,000 common shares were issued during August 2001 and an additional 100,000 shares were issued during December 2001. The agreement was terminated on December 31, 2001.

The Company is obligated under office leases for $6,500 per month through Dec 2002.

During February 2002 the Company issued 1,800,000 common shares for the retirement of 600,000 series A preferred stock. A legal action was started against the holder of the remaining 350,000 preferred shares outstanding alleging misrepresentation of the technology acquired as part of the merger with 5th Digit Technologies, LLC as outlined in note 8. The remaining 350,000 series A preferred shares were tendered for liquidation at $5.00 per share on January 24, 2002 by the holders, however, the shares were then deposited with the court pending the outcome of the legal action. Legal council believes the Company will be successful in its effort to have the shares returned to the company and canceled with no additional consideration.

12. GOING CONCERN

The Company does not have the working capital necessary to service its debt and for its planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing which will enable the Company to operate for the coming year.
..
13. SUBSEQUENT EVENTS

On March 1, 2002 the Company completed a reverse common stock split of one share for 10 outstanding shares.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operation

         Videolocity International, Inc. is engaged in the business of solution engineering, marketing and deployment of our proprietary Videolocity Digital Entertainment System(TM). We deliver video and other content to end users on demand, together with the deployment of Wireless High Speed Internet Access. In 2001, we developed the only Digital Entertainment System(TM) that delivers true video-on-demand streaming in an Mpeg4 format at 1Mbps achieving near DVD quality over Ethernet, DSL, or Wireless WAN and LAN network architectures.

         The Digital Entertainment System(TM) is a total solution for the delivery of specific digital content including video, medical information and educational material to individuals, residents, hotel guests, and patients and attendants in the healthcare industry. We offer streaming video-on-demand technologies that permit viewers to select from an extensive library of movie titles and medical/educational content. Users can view their selections on their television screens, on-demand.

         Our Digital Entertainment System(TM) is designed to play videos in quality equivalent to DVD, in real-time, full-screen, and full-motion. All content is protected through our proprietary encryption and encoding process to limit viewing to the person or persons paying for the movie or other content. Our security protocol also prevents unauthorized digital reproduction or rebroadcast of the ordered movies and/or other content. Movies and content are streamed through a proprietary, multi-functional Digital Entertainment System(TM). Additionally, the system provides high speed Internet access, digital music-on- demand, Internet games, and many other e-commerce applications.

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

         We intend to use our existing capital, together with proceeds from prospective future financings, to continue deployment and sales of the Digital Entertainment System(TM), which includes high-speed Internet access, formerly referred to as the "video-on-demand system." Management estimates that minimum expenses during the next twelve months will be approximately $1,200,000, consisting of $900,000 in payroll, $70,000 for office rent, and $151,000 for general and administrative expenses including legal and accounting fees. We will also incur substantial additional costs in connection with the manufacture and deployment of the Digital Entertainment System(TM). Management estimates that such costs will be a minimum of $10,000,000, but we are optimistic that we will be able to cover most of those costs based on contracts entered into and financed on an individual basis for the deployment of each Digital Entertainment System(TM).

         Videolocity has entered into a strategic relationship with Tech Flex Funding, Inc., wherein funding is available for all future installations on a lease back program without recourse to Videolocity.

         We anticipate generating future revenues from the delivery of video and other content to the end users of our Digital Entertainment System(TM), together with high-speed Internet access. Management believes revenues from contracts will commence by August 31, 2002 from contracts now in process. Videolocity will charge a fee for each movie or other item of content viewed through our system and/or high-speed Internet access and Videolocity will remit a portion of each fee to the studio or other content provider. We also plan to sell or lease our set-top boxes for use with the Digital Entertainment System(TM) to viewers at a price calculated to return it's out of pocket costs and a small profit over a period of three to five years.

         During the next twelve months, we plan to seek additional equity financing in the form of two or possibly more offerings for an aggregate of up to approximately $25,000,000. This would permit Videolocity to cover its minimum expenses described above and accelerate deployment of its Digital Entertainment System(TM). We have not entered into any agreement or arrangement for such financing and no assurances can be given that we will be able to obtain such financing on acceptable terms, or at all. Based on current costs of operation, contract commitments, and availability of credit, management estimates that current assets will be insufficient to fund our cost of operation for approximately the next three months and that we must obtain additional financing during that time in order to continue operations. Negotiations for additional debt and equity funding are ongoing at the present time. Videolocity has received an additional $1,298,000 in debt financing since April 30, 2001, of which $523,000 is from affiliated parties.

         On April 30, 2001, the Board of Directors unanimously authorized the sale of up to 1,000,000 shares of the Common Stock of Healthcare Concierge, Inc., formerly Videolocity Direct, Inc. and which shares are issued and outstanding as an asset of Videolocity International, Inc., at a price of $1.00 per share.

         During the period November 1, 2001 through March 15, 2002, Videolocity received an aggregate of $548,000 in loans from various individuals including $73,000 from two related parties. These loans were evidenced by 8% notes. The funds are being used for general operational expenses.

         Presently, from the acquisition of 5th Digit Technologies, LLC., Videolocity currently has issued and outstanding 350,000 shares of Series A Preferred Stock, which shares were redeemable at the option of the holders during the period from January 2 through January 31, 2002, at a price of $5.00 per share. The Company filed a lawsuit alleging fraud and misrepresentation on January 3, 2002. Three of the individuals originally comprising 5th Digit ownership, settled with us in an exchange (sale and purchase) of one share of their Series "A" Preferred shares for three shares Videolocity common stock. We have asked the Court to cancel the remaining 350,000 Series "A" shares and award special damages against the remaining party together with certain other persons. The 350,000 shares were tendered for liquidation at $5.00 per share on January 24, 2002; however they have been deposited with the court pending the outcome of the legal action.

         On July 30, 2001, the Board of Directors unanimously authorized the offering of up to $750,000 in 60-Day Secured Notes bearing interest at 8% per annum. An aggregate of $750,000 of the secured Notes had been placed by August 1, 2001 and have been extended until March 31, 2002. $450,000 of the notes are with affiliated parties.

         During the first quarter of fiscal 2002, our cash and total assets remained relatively stable. At January 31, 2002, we had net cash in the amount of $1,923 compared to $411 at October 31, 2001. At January 31, 2002 and October 31, 2001, we had total assets of $429,297 and $428,155, respectively. Total liabilities at January 31, 2002 and October 31, 2001 were $1,365,811 and $907,072, respectively. The increase is primarily due to the $373,000 increase in notes payable.

         For the three months ended January 31, 2002, we had no revenues and only nominal revenues of $3,257 for comparable 2001 period. Total expenses increased from $212,130 for the three months ended January 31, 2001 to $368,184 for the three months ended January 31, 2002. The increase was due primarily to the 24% increase in administrative expenses and the addition of $107,798 in interest expense related to our financing activities. Administrative expenses included ongoing research and development of our technology.

         In the opinion of management, inflation has not and will not have a material effect on the operations in the immediate future.

Net Operating Loss

         At January 31, 2002, Videolocity and its subsidiaries had accumulated a net operating loss carryforward of approximately $2,877,571, with a tax benefit of approximately $863,271. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the use of the future tax benefit is in doubt. The net operating loss will expire in 2023. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

Risk Factors and Cautionary Statements

         This report contains forward-looking statements that reflect the views of management with respect to future events based upon information available at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed operation and marketing of the Videolocity Digital Entertainment System(TM), statements that describe the functions and operations of technology it has licensed but not tested, statements with regard to the nature and extent of competition Videolocity may face in the future, and statements with respect to future strategic plans, goals or objectives. Forward-looking statements are contained in this report under the caption "Plan of Operation." These forward-looking statements are based on present circumstances and on predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Forward-looking statements are made only as of the date of this report and Videolocity assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

                                     PART II

Item 1.  Legal Proceedings

         In January 2002 the Company filed an action in the Third Judicial District Court of Salt Lake County, Utah against the holder of 350,000 shares of Series "A" Preferred stock, together with certain other persons, asking the court to cancel the remaining 350,000 shares outstanding from the 5th Digit Technologies, LLC acquisition. The suit alleges fraud and misrepresentation which induced the acquisition by the Company of 5th Digit Technologies, LLC. The remaining 350,000 shares were tendered for liquidation at $5.00 per on January 24, 2002, however, they have been deposited with the Court pending the outcome of the legal action. Our legal council believes the Company will prevail in its effort to have the shares returned to the Company and canceled.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         During the first quarter ended January 31, 2002, we issued 1,085,000 shares of our common stock to selected note holders as bonus interest. Bennie L. Williams, Chairman and Director received 100,000 shares and Larry R. McNeill, CFO and Director received 135,000 shares. The issuance was made in private transactions and, accordingly, Videolocity relied upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of the Act. On February 28, 2002 D.T. Norman caused the cancellation of 500,000 fully paid and duly issued common shares back to the treasury to partially help offset the bonus shares that have been issued.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders

         This Item is not applicable.

Item 5.  Other Information

         On March 1, 2002, Videolocity effected a reverse stock split of its issued and outstanding shares of common stock on a one (1) share for ten (10) shares basis. The reverse stock split will also affect the conversion of any of our outstanding convertible securities. In connection with the stock split, the NASD issued a new trading symbol of "VCTY" for the trading of our shares on the OTC Bulletin Board.

         On December 12, 2001, Videolocity entered into a Letter of Intent with The Greenwood Technology Group of Potomac, Maryland, related to a $2,900,000 funding commitment by Greenwood. Under the terms of the Letter of Intent, Greenwood was to provide to Videolocity an initial bridge loan in the amount of $750,000 on or before March 1, 2002. As of the date hereof, Greenwood has provided to us a total of $200,000 of the initial bridge loan. There can be no assurance that we will realize the balance of the bridge loan or that Greenwood will fulfill the entire $2,900,000 commitment in the Letter of Intent.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.   The  following  documents  are  included  attached  as
              exhibits to this report.

              Exhibit No.       Title of Document
              -----------       -----------------

              None

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VIDEOLOCITY INTERNATIONAL, INC.

                                   BY: /S/ ROBERT E. HOLT
                                   ----------------------
                                           ROBERT E. HOLT
                                           President and Director
                                           Date: March 22, 2002



                                   BY: /S/ LARRY R. MCNEILL
                                   ------------------------
                                           LARRY R. MCNEILL
                                           Vice President,
                                           Chief Financial Office and Director
                                          (Principal Financial and Accounting
                                           Officer)
                                           Date: March 22, 2002