Form 10QSB
period 2002-04-30
VIDEOLOCITY INTERNATIONAL INC
filed 2002-06-19
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 2002

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 33-2310-D

                         VIDEOLOCITY INTERNATIONAL, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                       Nevada                                87-0429154
         -------------------------------                 ------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

         44 West Broadway, Suite 1405 South, Salt Lake City, Utah 84101
                    (address of principal executive officers)


Issuer's telephone number:  (801) 521-2808

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

                  Class                        Outstanding as of April 30, 2002
       --------------------------              --------------------------------
            Common Stock,                                    5,072,410
       Par Value $0.001 par value

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                         VIDEOLOCITY INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                                          Page

                                     PART I

Item 1.           Financial Statements...............................................................        3

Item 2.           Management's Discussion and Analysis or Plan of Operation..........................       14

                                     PART II

Item 1.           Legal Proceedings..................................................................       16

Item 2.           Changes in Securities and Use of Proceeds..........................................       16

Item 3.           Defaults Upon Senior Securities....................................................       17

Item 4.           Submissions of Matters to a Vote of Security Holders...............................       17

Item 5.           Other Information..................................................................       17

Item 6.           Exhibits and Reports on Form 8-K...................................................       17

                  Signatures.........................................................................       18

                                     PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended April 30, 2002, have been prepared by the Company.

                         Videolocity International, Inc.

                        Consolidated Financial Statements

                                 April 30, 2002

                                   (Unaudited)


                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                           (Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                 April 30, 2002

--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS

   Cash                                                                           $    22,609
    Note receivable - net of provision for doubtful accounts -  Note 3                200,000
                                                                                  -----------
         Total Current Assets                                                         222,609
                                                                                  -----------

EQUIPMENT - net of accumulated depreciation - Note 2                                   90,282
                                                                                  -----------
OTHER ASSETS

     Advance deposits and patents                                                       5,292
                                                                                  -----------

                                                                                  $   318,183

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Notes payable - related parties - Note 6                                     $   573,000
      Notes payable - Note 6                                                          868,800
     Accrued interest - notes payable - Note 6                                         63,855
     Accounts payable                                                                 223,114
                                                                                  -----------
          Total Current Liabilities                                                 1,728,769
                                                                                  -----------

MINORITY INTERESTS                                                                      5,004
                                                                                  -----------

STOCKHOLDERS' EQUITY - (deficiency)
   Common stock

        12,500,000 shares authorized, at $0.001 par value;
        5,072,410 shares issued and outstanding                                         5,072
    Capital in excess of par value                                                  2,316,431
    Deficit accumulated during the development stage                               (3,737,093)
                                                                                  -----------
       Total Stockholders' Equity (deficiency)                                     (1,415,590)
                                                                                  -----------

                                                                                  $   318,183
                                                                                  ===========


              The accompanying notes are an integral part of these
                             financial statements.


                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                           (Development Stage Company)
                           CONSOLIDATED STATEMENTS OF
               OPERATIONS For the Three and Six Months Ended April
                        30, 2002 and 2001 and the Period
          May 26, 2000 ( date of inception - note 7 ) to April 30, 2002

--------------------------------------------------------------------------------


                                                    Three Months                  Six Months
                                                    ------------                  -----------            May 26, 2000
                                               Apr 30,        Apr 30,        Apr 30,         Apr 30,         to
                                                 2002           2001          2002            2001       Apr  30, 2002
                                             -----------    -----------    -----------    -----------    -----------

REVENUES                                     $      --      $     2,961    $      --      $     6,218    $     5,578
                                             -----------    -----------    -----------    -----------    -----------

EXPENSES

   Administrative                                620,441        389,494        876,727        595,622      2,360,215
   Interest                                       85,001           --          192,799           --          394,248
   Depreciation and amortization                   4,100         36,929          8,200         46,188         77,460
                                             -----------    -----------    -----------    -----------    -----------
                                                 709,542        426,423      1,077,726        641,810      2,831,923
                                             -----------    -----------    -----------    -----------    -----------

NET  LOSS - from operations                     (709,542)      (423,462)    (1,077,726)      (635,592)    (2,826,345)
                                             -----------    -----------    -----------    -----------    -----------

OTHER INCOME (LOSS)

    Minority interests                                20           --               34           --           (4,678)
    Loss of good will                               --             --             --             --         (958,628)
    Net gain from sale of investment stock          --          199,800           --          199,800        338,049
   Net loss from transfer of license
              agreement - Note 3                (150,000)          --         (150,000)          --         (285,491)
                                             -----------    -----------    -----------    -----------    -----------
                                                (149,980)       199,800       (149,966)       199,800       (910,748)
                                             -----------    -----------    -----------    -----------    -----------

NET LOSS                                     $  (859,522)   $  (223,662)   $(1,227,692)   $  (435,792)   $(3,737,093)
                                             ===========    ===========    ===========    ===========    ===========



LOSS PER COMMON SHARE

    Basic                                    $      (.18)   $      (.05)   $      (.25)   $      (.10)          --
                                             -----------    -----------    -----------    -----------    -----------

AVERAGE  OUTSTANDING
    COMMON SHARES

    Basic (stated in 1000's)                       4,837          4,299          4,963          4,299           --
                                             -----------    -----------    -----------    -----------    -----------






              The accompanying notes are an integral part of these
                             financial statements.


                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                           (Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Six Months Ended April 30, 2002 and
                               2001 and the Period
           May 26, 2000 (date of inception - note 7) to April 30, 2002

--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES

                                                                  Apr 30,        Apr 30,                        May 26, 2000
                                                                   2002           2001                        to Apr 30, 2002
                                                                -----------    -----------                       -----------

   Net loss                                                      (1,227,692)   $  (435,792)                      $(3,737,093)
       Adjustments to reconcile net loss to
       net cash provided by operating
       activities

           Minority interest                                            (34)          --                               4,678
           Loss from transfer of license                            150,000           --                             150,000
           Loss of good will                                           --             --                             958,628
           Change in accounts receivable                               --          (54,500)                             --
           Change in accounts  and short term notes payable         821,697         19,255                         1,128,849
           Depreciation and amortization                              8,200         46,188                            77,460
           Issuance of common stock for services and expenses       496,057         20,000                           596,057
           Net gain from sale of investment stock                      --             --                            (452,558)
                                                                -----------    -----------                       -----------
             Net Changes in Cash From Operations                    248,228       (404,849)                       (1,273,979)
                                                                -----------    -----------                       -----------
CASH FLOWS FROM INVESTING ACTIVITIES

          Patents                                                      (560)          --                                (560)
          Purchase of equipment                                     (25,470)       (30,782)                         (104,233)
         Purchase of license agreement                                 --         (251,500)                             --
         Advances on note receivable                                   --         (100,000)                             --
          Advance deposits                                             --          (14,605)                           (4,732)
          Acquisition costs of good will                               --             --                              (8,628)
        Net Cost  of investment stock and licenses                 (200,000)          --                             395,516
                                                                -----------    -----------                       -----------
                                                                   (226,030)      (396,887)                          277,363
                                                                -----------    -----------                       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from issuance of common  capital stock                 --          500,000                         1,019,225
                                                                -----------    -----------                       -----------

                Net change in Cash                                   22,198       (301,736)                           22,609
   Cash at Beginning of Period                                          411        402,934                              --
                                                                -----------    -----------                       -----------
   Cash at End of Period                                        $    22,609    $   101,198                       $    22,609
                                                                ===========    ===========                       ===========


NON  CASH  FLOWS  FROM OPERATING AND  INVESTING ACTIVITIES

   Issuance of 3,028,076 common shares for all outstanding stock of Videolocity Inc.                               $ 389,446
                                                                                                                  ---------
   Issuance of 950,000 preferred shares for members' interests in 5th Digit Technologies  LLC                        950,000
                                                                                                                  ---------
   Issuance of 15,000 common shares for expenses                                                                      75,000
                                                                                                                  ---------
   Issuance of 25,000 common shares for services                                                                      25,000
                                                                                                                  ---------
   Issuance of 180,000 common shares for retirement of 600,000 preferred shares - 2002                                  --
                                                                                                                  ---------
    Issuance of 158,500 common shares for interest expense - 2002                                                    136,800
                                                                                                                  ---------
     Issuance of 29,733 common shares for services - 2002                                                             23,787
                                                                                                                  ---------
    Issuance of 435,470 common shares for services and expenses - 2002                                               335,470
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

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on November 5, 1985 with authorized common stock of 50,000,000 shares at $0.001 par value with the name "Pine View Technologies Corporation." On November 27, 2000 the name was changed to "Videolocity International Inc." and on November 22, 2000 the Company increased the authorized common capital stock to 125,000,000 with the same par value and authorized preferred capital stock of 10,000,000 shares at $.001 par value and on March 1, 2002 reduced the authorized common shares to 12,500,000 with the same par value. The terms of the preferred stock will be determined by the board of directors when issued.

The Company and its subsidiaries are in the business of developing and marketing systems, products, and solutions for the delivery of video and other content to end users on demand. The Company has not started operations and is considered to be in the development stage.

On December 4, 2000 the Company completed a reverse common stock split of .61 shares for each outstanding share and on March 1, 2002 a reverse common stock split of one share for ten outstanding shares. This report has been completed showing after stock split shares from inception.

On December 4, 2000 the Company completed a private placement offering of 610,000 common shares for $500,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On April 30, 2002, the Company and its subsidiaries had an accumulated net operating loss available for carryforward of $3,665,589 . The tax benefit of approximately $1,099,677 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire in 2023.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists of a note receivable. (note 3)

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Equipment
---------

Office equipment and the digital entertainment system is being depreciated over five years.

                     Office equipment                 $  36,253
                     Digital entertainment system        67,981
                     Less accumulated depreciation      (13,952)
                                                        -------
                                                      $  90,282

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Principals of Consolidation
---------------------------

The consolidated financial statements shown in this report includes the assets and liabilities of all subsidiaries and excludes the historical operating information of the Company prior to December 4, 2000, and the operating information of the 5th Digit Technologies, LLC (subsidiary) prior to December 22, 2000. (Note 6 and 8)

All intercompany transactions have been eliminated.

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

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recognition of Income
---------------------

The Company is installing the equipment needed to deliver digital information and entertainment content and high speed internet access in selected hotels, condominiums and hospitals. After the equipment is operational, the user will pay for its use with a credit card and the Company will receive approximately 80% of the proceeds.

Other Recent Accounting Pronouncements
--------------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  NOTE RECEIVABLE

The Company has a note receivable of $600,000 (outlined in note 4) due within 120 days from October 31, 2001, with no interest, secured by 1,000,000 common shares of Merit Studios, Inc., held by the Company. At the report date the note was in default and the Merit Studios, Inc. common stock was trading over the counter with a liquidation value of $.20 per share. For reporting purposes the value of the note receivable is shown at $200,000, the liquidation value of the security. The officers of the Company are planning to file a legal action to foreclose on the security and attempt to collect the note receivable. The note receivable had been used as security on a note payable given by the Company as outlined in Note 6.

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

On October 31, 2001, and amended on November 2, 2001, the Company, through its subsidiary Videolocity Direct, Inc., agreed to sell and reassign the above two license agreements to Merit Studios Inc. The terms of the agreement included a note receivable of $600,000 due to Videolocity Direct, Inc. (subsidiary) within 120 days from October 31, 2001 with no interest, the return of 2,500,000 common shares of Videolocity Direct, Inc., which were returned to Videolocity Direct, Inc. and cancelled on November 11, 2001, and the reassignment of the 1,000,000 common shares of Merit Studios Inc. held by Videolocity Inc.(subsidiary). The shares in Merit Studios Inc. will be held as security until the note receivable is paid. (note 3) Videolocity Direct, Inc. changed its name to Healthcare Concierge Inc. on December 31, 2001.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------
5.  ACQUISITION OF PATENTS

On April 6, 2002 a Provisional Patent Application for the "Videolocity Digital Entertainment System-Linux Version" was filed with the United States Patent and Trademark Office and given an Application No.: 60/370,663 and on May 20, 2002 an Assignment of Provisional Patent Application No. 60/370,663 was filed on behalf of Videolocity Technologies, Inc. See note 6 for security agreement.

6.  NOTES PAYABLE

The Company has short term financing of $1,441,800 and has issued notes payable, to various individuals and companies, with due dates of September 1, 2002, including $300,000 / 6% and $1,141,800 / 8% interest.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on the six Provisional Patent applications held in the name of Videolocity Technologies, Inc. (wholly owned subsidiary) in favor of certain promissory note holders, as security, in exchange for an extension of the due dates on promissory notes of $1,050,000 to September 1, 2002 which includes a note payable of $300,000 due to WAJ Enterprises LLC thus releasing the collateral security assignment of the Merit Studios, Inc. note receivable, and a provision for the inclusion of additional future loans of $450,000 under the security agreement of which $270,000 in new loans has been received in June 2002.

During November 2001, 108,500 common shares of the Company were issued to selected note holders as bonus interest. During February and April 2002, 55,000 common shares of the company were issued to selected note holders as bonus interest. June 2002 $123,000 of the notes payable, plus interest, due to related parties, was converted to common capital stock at $1.00 per share and $238,124 due to non-related parties was converted to common stock at $1.00 per share (183,124 shares of Videolocity International, Inc. (parent) and 50,000 shares of Healthcare Concierge, Inc. (subsidiary). $573,000 of the notes payable was received from related parties. (123,000 converted)

7.  ACQUISITION OF ALL OUTSTANDING STOCK VIDEOLOCITY, INC.

On December 4, 2000 Videolocity International, Inc. (parent) completed the acquisition of all of the outstanding stock of Videolocity, Inc. (subsidiary), by a stock for stock exchange in which the stockholders of the subsidiary received 3,028,076 common shares of the parent, representing 82% of the outstanding stock of the parent. For reporting purposes, the acquisition was treated as an acquisition of the parent by the subsidiary (reverse acquisition) and a recapitalization of the subsidiary. For reporting purposes the assets and liabilities of the subsidiary are shown in the balance sheet as if the acquisition had been completed on October 31, 2000. The historical operating statements prior to December 4, 2000 are those of the subsidiary. No good will was recognized from the acquisition.

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

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------

8.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers, directors, employees and their families and affiliates, have acquired 36 % of the common stock issued and have made short term loans to the Company of $573,000. The balance of $450,000 with interest of 6% on $300,000 and 8% on $150,000 is due on September 1, 2002. See Note 6.

D.T. Norman, an affiliate, caused the voluntary contribution and cancellation of 50,000 shares as manager of ISOZ, LC.

9.  ACQUISITION OF ALL MEMBERS' INTERESTS OF 5TH DIGIT TECHNOLOGIES, LLC

On December 22, 2000 the Company (the parent) acquired all of all the outstanding members' interest in 5th Digit Technologies LLC (the subsidiary) in exchange for 950,000 series A preferred shares of the parent, valued at $1.00 per share, in which good will of $950,000 was recognized. Prior to June 30, 2001 the good will was being amortized over ten years, or a shorter period if an impairment in value was determined. On October 31, 2001 the remaining value of the good will was determined to be zero and was expensed.

5th Digit was organized on October 10, 2000. The acquisition was recorded as a purchase and the operating statements of 5th Digit after November 1, 2000 are included in the consolidated operating statements. There is no contingent consideration from the merger agreement remaining.

10. REDEEMABLE PREFERRED CAPITAL STOCK

During December 2000 the Company issued 950,000 shares of series A preferred stock and 40,000 shares of series B preferred stock. During March 2001 the sale of the series B preferred stock was rescinded and all monies paid were returned.

During 2001, the company retired 600,000 of the outstanding series A preferred shares by the issuance 1,800,000 common shares of the Company . A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding alleging misrepresentation of the technology acquired as part of the merger with 5th Digit Technologies, LLC as outlined in note 9. On January 24, 2002 the preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action.

On April 11, 2002 Judge Wm. Bohling of the Third Judicial District Court, Salt Lake County signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further adjudged and decreed that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------

11.  STOCK INCENTIVE  PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified people to serve as key employees. Awards made under the plan shall be in plan units and each unit can be convertible, at the option of the participant, into one share of the Company's common stock after the vesting requirement has been satisfied. The Company reserved 1,000,000 common shares that can be issued under the plan. The Company has issued 34,708 common shares under the plan.

On March 26, 2002 the Company filed an additional stock option and stock award plan which had been approved by the shareholders of Pine View Technologies in November 2001 as part of the merger with Videolocity, Inc.(subsidiary). The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time.

The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. The Company has issued 400,000 shares under the Plan.

12.  CONTINUING AND CONTINGENT LIABILITIES

The Company is obligated under office leases for $6,500 per month through December 2002.

On December 26, 2001 Gateway Center, LLC filed a complaint in the Third District Court, Summit County against a former company president, Jerry Romney, Jr. and Movies on Line, Inc. (now Videolocity, Inc.) The complaint alleges non-payment of Common Area Maintenance fees for office space leased between August 2000 and December 31, 2000 in the amount of $1,564.

On April 8, 2002, the company filed a response which alleges that during the entire term of the Lease, the Gateway Center, LLC never provided written or oral notice of any sums it claimed were due and owning for "additional rent" or any other purpose, never sent a monthly or other statement for any such additional amount, never demanded payment of any such sums and, when the term of the lease had expired, they orally notified the company that it had paid all amounts that Gateway Center, LLC had claimed under the lease. The company received no notice, written oral of any supposed amount due until September 24, 2001.

On May 2, 2002 the company filed a complaint in the Third Judicial District Court, Salt Lake County against former employee. The complaint alleges a willful breach of the provisions of the Employment Agreement executed between the parties on March 16, 2001. The complaint also alleges misrepresentation and fraud on the part of the former employee.

                 VIDEOLOCITY INTERNATIONAL INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------

13.  SUBSEQUENT EVENTS

On May 28, 2002 Videolocity International, Inc. finalized an Equity Line of Credit Agreement, with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Under the Equity Line, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20,000,000 over a 24-month period. There is no minimum draw down although Videolocity may make draws, as provided below, during the term of the Equity Line.

Pursuant to terms of the Equity Line, Videolocity is required to file with the SEC a registration statement covering the shares to be acquired by Cornell Partners. The 24-month term commences on the effective date of the registration statement. The purchase price of the shares will be 95% of the lowest closing bid price of Videolocity common stock during the five consecutive trading days immediately following receipt of the Company's notice of its intent to make a draw. Videolocity may make up to four draws per month at a maximum $250,000 per draw. In addition to the shares to be issued under the Equity Line, Videolocity will include in its registration statement an additional 300,000 shares being issued to Cornell Partners and the Placement Agent in connection with the execution of the Equity Line.

On May 15, 2002 the Company issued a $20,000 sixty day note payable, bearing 8% interest, to a non-related party for the repurchase of 20,000 shares of Healthcare Concierge, Inc. (subsidiary).

The accompanying consolidated balance sheets of Videolocity International Inc. and Subsidiaries (development stage company) at April 30, 2002 and December 31, 2001, and the related statement of operations and cash flows for the three months ended April 30, 2002, and 2001 and the period May 26, 2000 April 30, 2002 have been prepared by the Company's management in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended April 30, 2002 are not necessarily indicative of the results that can be expected for the year ending October 31, 2002.

Item 2.           Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operation

         We are a solution engineering and marketing company involved in the deployment of the Videolocity "Digital Entertainment SystemTM" (DES) and other advanced digital information and entertainment solutions. DES delivers video-on-demand in near DVD quality, including movies and other videos, medical information and educational material to individuals, residents, hotel guests, and patients and attendants in the healthcare industry.

         We operate our business through five subsidiaries which perform various functions, strategic to their market place or core competency. A sixth subsidiary is inactive. To date, our activities have been limited to developing the DES and other technologies. We are presently commencing the initial marketing of DES into various marketplaces.

         DES permits viewers to select from an extensive library of movie titles or informational/educational content and view their selections on their television screens, lap top computers or PDA's. All content is protected through our proprietary encryption and encoding process, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast. Our system also provides digital music-on-demand, Internet games, high-speed Internet access and many other e-commerce applications.

         We intend to use our existing capital, together with proceeds from prospective future financings, to continue deployment and sales of DES, which includes high-speed Internet access. Management estimates that minimum expenses during the next twelve months will be approximately $1,800,000, consisting of $1,400,000 in payroll, $70,000 for office rent, and $261,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be approximately $69,000 during the next twelve months. These expenses will be directed at further development of the DES and integration in television sets and other monitors. We will also incur substantial additional costs in connection with the manufacture and deployment of DES. Management further estimates that such costs will be a minimum of $10,000,000, but we are optimistic that we will be able to cover most of those costs, either from future financing, or based on contracts entered into and financed on an individual basis for the deployment of each individual system. We have entered into a strategic relationship with Tech Flex Funding, Inc., wherein funding is available for all future installations on a lease back program without recourse to Videolocity.

         We anticipate generating future revenues from the delivery of video and other content to the end users of our DES, together with high-speed Internet access. Management believes revenues from contracts will commence by September 30, 2002 from contracts now in process. We will charge a fee for each movie or other item of content viewed through our system and/or high-speed Internet access and we will remit a portion of each fee to the studio or other content provider. We also plan to sell or lease our set-top boxes for use with the DES to viewers at a price calculated to return it's out of pocket costs and a small profit over a period of three to five years.

         During the next twelve months, we plan to seek additional debt funding in the form of credit lines for up to approximately $50 million. This would permit us to cover our minimum expenses described above and accelerate deployment of our DES. We have entered into a $20 million equity line of credit agreement with Cornell Capital, which we anticipate will provide us with adequate working capital for at least the next 24 months. Without drawing against the line of credit and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will be sufficient to fund our cost of operation for approximately the next three months and that we must obtain additional financing during that time in order to continue operations.

         During the six month period ended April 30, 2002, we have received an aggregate of $716,000 in loans from various individuals, including $173,000 from related parties. These loans are evidenced by 8% notes and the funds are being used for general operational expenses. In April 2002 we filed a UCC-1 financing statement, with the State of Nevada, covering the six Provisional Patent applications held in the name of Videolocity Technologies, Inc., a wholly owned subsidiary. The financing statement extends, without penalty, certain promissory notes totaling $1,050,000 to September 1, 2002. The filing also includes a note payable of $300,000 due to WAJ Enterprises LLC, which releases a prior collateral security assignment of our Merit Studios, Inc. note receivable, and a provision for the inclusion of additional future loans of $450,000 under the security agreement. Of this amount, $270,000 in new loans have been received in June 2002.

         On April 30, 2002, the Board of Directors unanimously authorized the sale at the price of $1.00 per share of up to 1,000,000 shares of the Common Stock of Healthcare Concierge, Inc., formerly Videolocity Direct, Inc., and which shares are issued and outstanding as an asset of Videolocity International, Inc.

         Upon our acquisition of 5th Digit Technologies, LLC. in December 2000, we issued 950,000 shares of Series A Preferred Stock, which shares were redeemable at the option of the holders during the period from January 2 through January 31, 2002, at a price of $5.00 per share. On January 2, 2002, we filed a lawsuit alleging fraud and misrepresentation. Three of the individuals originally comprising 5th Digit ownership, settled with us in an exchange (sale and purchase) of one share of their Series "A" Preferred shares for three shares Videolocity common stock. Subsequently, the Court canceled the remaining 350,000 Series "A" shares.

         On July 30, 2001, the Board of Directors unanimously authorized the offering of up to $750,000 in 60-Day Secured Notes bearing interest at 8% per annum. An aggregate of $750,000 of the secured Notes had been placed by August 1, 2001 and have been extended until September 1, 2002. A total of $450,000 of the notes are with affiliated parties.

         To date, we have not realized material revenues from our operations. For the six months ended April 30, 2002, we had no revenues and only nominal revenues of $6,218, in the form of interest, for the comparable 2001 period. For the six months ended April 30, 2002, total expenses increased 68% from the comparable 2001 period. This is attributed primarily to the 47% increase in administrative expenses in 2002 which reflects our increased activities related to readying the DES for installation. Administrative expenses include ongoing research and development of our technology. Also, we had interest expense of $192,799 for the six month ended April 30, 2002 compared to $0 for the same 2001 period, reflecting our financing activities in 2002. Management anticipates that as we scale up the installation of the DES, our expenses will increase proportionately.

Liquidity and Capital Resources

         During the first half of fiscal 2002 our total current assets decreased from $350,411 at October 31, 2001 to $222,609 at April 30, 2002. This decrease is attributed primarily to the $150,000 reduction in notes receivable due to the decrease in the liquidation value of the security collateralizing the note. During this same period, cash increased from $411 to $22,609. Total assets decreased from $428,155 at October 31, 2001 to $318,183 at April 30, 2002, primarily due to the reduction in notes receivable.

         Total current liabilities increased from $907,072 on October 31, 2001 to $1,728,769 at April 30, 2002. The change is attributed to the increase from $750,000 in notes payable to $1,441,800 during the six month period, due to additional borrowing. Accounts payable also increased during the six month period from $143,123 to $223,114 due to insufficient operating capital.

Inflation

         In the opinion of management, inflation has not and will not have a material effect on the operations in the immediate future.

Net Operating Loss

         At April 30, 2002, Videolocity and its subsidiaries had accumulated a net operating loss carryforward of approximately $3,665,589, with a tax benefit of approximately $1,099,677. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the use of the future tax benefit is in doubt. The net operating loss will expire in 2023. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

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

                                     PART II

Item 1.           Legal Proceedings

         In January 2002 we filed an action in the Third Judicial District Court of Salt Lake County, Utah against the holder of 350,000 shares of Series "A" Preferred stock, together with certain other persons. The complaint asks the court to cancel the remaining 350,000 shares outstanding from the 5th Digit Technologies, LLC acquisition. The suit alleges fraud and misrepresentation which induced our acquisition of 5th Digit Technologies, LLC. The remaining 350,000 shares were tendered for liquidation at $5.00 per share on January 24, 2002, however, they were deposited with the Court.

         On April 11, 2002 the Court entered a Default Judgment against the holder of the outstanding 350,000 preferred shares, ordering cancellation of the shares. It was further adjudged and decreed that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002.

Item 2.           Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         During our second fiscal quarter ended April 30, 2002, we issued an aggregate of 485,491 shares of our common stock. Also during the quarter, one of our directors, D.T. Norman, through ISOZ, L.C. of which she is the manager, voluntarily contributed back to us for cancellation, 50,000 shares to help offset additional shares that we have issued as consideration to acquire certain loans.

         Of the 485,491 shares issued, 50,000 shares, valued at $1.00 per share, were issued to The Greenwood Technology Group and 25,495 shares, valued at $1.00 per share, were issued to Bernard E. Driscoll, both unrelated parties, as bonus shares pursuant to loans made to us. These issuances were made in private transactions and, accordingly, we relied upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of the Act. These shares are deemed to be restricted securities. Also during the second quarter, we issued 21 shares to existing shareholders pursuant to the rounding up of fractional shares resulting from our one share for ten shares reverse stock split.

         In April 2002 we issued 400,000 shares of our common stock under the Videolocity International, Inc. 2002 Stock Option and Stock Award Plan. The shares were issued to nine persons and were subject to a registration statement filed with the SEC on April 15, 2002 on Form S-8. Also during the second quarter, we issued 9,975 vesting shares to employees under the Videolocity, Inc. 2000 Stock Incentive Plan. These shares were issued to five persons and were subject to a registration statement filed with the SEC on July 31, 2001.

Item 3.           Defaults Upon Senior Securities

         This Item is not applicable.
Item 4.           Submissions of Matters to a Vote of Security Holders

         This Item is not applicable.

Item 5.           Other Information

         On March 1, 2002, we effected a reverse stock split of our issued and outstanding shares of common stock on a one (1) share for ten (10) shares basis. The reverse stock split also affects the conversion of any of our outstanding convertible securities. In connection with the stock split, the NASD issued a new trading symbol of "VCTY" for the trading of our shares on the OTC Bulletin Board.

         On May 28, 2002 we entered into an equity line of credit agreement with Cornell Capital Partners, LP. Under the equity line, we have the right, but not the obligation, to require Cornell Capital to purchase shares of our common stock up to a maximum amount of $20 million over a 24-month period. There is no minimum draw, although we may, at our discretion, make up to four draws per month at a maximum of $250,000 per draw, or $1million per month.

         Under the terms of the equity line, we are required to file with the SEC a registration statement covering the shares issued under the equity line. The 24-month term commences on the effective date of the registration statement. Cornell Partners' purchase price will be 95% of the lowest closing bid price of our common stock during the five consecutive trading days immediately following receipt of our notice to make a draw. In addition to the shares to be issued under the equity line, we will include in the registration statement an additional 290,000 shares issued to Cornell Partners, and 10,000 shares issued to Westrock Advisors to act as our exclusive placement agent in connection with the equity line.

         The total amount of shares issuable under the equity line is based upon the number of draws we make and the sale price of the shares. We are presently in the process of preparing the registration statement for filing with the SEC. Upon effectiveness of the registration statement, we will be able to begin drawing against the equity line.

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

                         VIDEOLOCITY INTERNATIONAL, INC.



BY: /S/ ROBERT E. HOLT
   --------------------------------------------
        ROBERT E. HOLT
        President and Director
        Date: June 19, 2002

BY: /S/ LARRY R. MCNEILL
----------------------------------------------
        LARRY R. MCNEILL
        Vice President, Chief Financial Office
        and Director
       (Principal Financial and Accounting
        Officer)
        Date: June 19, 2002