Form 10QSB
period 2002-07-31
VIDEOLOCITY INTERNATIONAL INC
filed 2002-09-23
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                       For the Quarter Ended July 31, 2002

  [  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                        Commission File Number 33-2310-D

                         VIDEOLOCITY INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                         87-0429154
-------------------------------                         --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                 1762-A Prospector Avenue, Park City, Utah 84060
                 -----------------------------------------------
                    (address of principal executive officers)

Issuer's telephone number:  (435) 615-8338

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

                 Class                     Outstanding as of August 31, 2002
-------------------------------------      ----------------------------------
            Common Stock,                               5,826,596
       Par Value $0.001 par value

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                         VIDEOLOCITY INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                      PART I

Item 1.  Financial Statements............................................      3

Item 2.  Management's Discussion and Analysis or Plan of Operation.......     14

                                                      PART II

Item 1.  Legal Proceedings...............................................     17

Item 2.  Changes in Securities and Use of Proceeds.......................     17

Item 3.  Defaults Upon Senior Securities.................................     18

Item 4.  Submissions of Matters to a Vote of Security Holders............     18

Item 5.  Other Information...............................................     18

Item 6.  Exhibits and Reports on Form 8-K................................     19

                  Signatures.............................................     20

                                     PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended July 31, 2002, have been prepared by the Company.






                         Videolocity International, Inc.

                        Consolidated Financial Statements

                                  July 31, 2002

                                   (Unaudited)


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                    July 31,      October 31,
                                                                                      2002           2001
                                                                                   -----------    -----------
CURRENT ASSETS
    Cash                                                                           $   154,538    $       411
    Note receivable, net                                                               200,000        350,000
                                                                                   -----------    -----------

             Total current assets                                                      354,538        350,411

PROPERTY AND Equipment, at cost, net                                                    86,182         73,012

Other assets                                                                             5,292          4,732
                                                                                   -----------    -----------

                                                                                   $   446,012    $   428,155
                                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                       $    51,897    $   143,123
    Accrued interest payable                                                              --           13,949
    Notes payable                                                                    1,699,800        750,000
                                                                                   -----------    -----------

             Total current liabilities                                               1,751,697        907,072

COMMITMENTS AND CONTINGENCIES                                                             --             --

REDEEMABLE PREFERRED CAPITAL STOCK
    12,500,000 shares authorized, $0.001 par value, none outstanding at July 31,
      2002, 950,000 series A issued
      and outstanding at October 31, 2001                                                 --              950
    Capital in excess of par value                                                        --        3,957,380
                                                                                   -----------    -----------

                                                                                          --        3,958,330
MINORITY INTERESTS                                                                       4,965          5,038

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 12,500,000 shares
      authorized, 5,826,596 issued and outstanding at
      July 31, 2002 (4,318,686 at October 31, 2001)                                      5,827          4,319
    Additional paid-in capital                                                       3,069,863     (1,937,203)
    Deficit accumulated during the development stage                                (4,386,340)    (2,509,401)
                                                                                   -----------    -----------

             Total stockholders' deficit                                            (1,310,650)    (4,442,285)
                                                                                   -----------    -----------

                                                                                   $   446,012    $   428,155
                                                                                   ===========    ===========

        The accompanying notes are an integral part of these statements.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                  Three months ended             Nine months ended            From
                                                       July 31,                      July 31,             May 26, 2000
                                              --------------------------    --------------------------      through
                                                 2002            2001          2002           2001       July 31, 2002
                                              -----------    -----------    -----------    -----------    -----------

Revenue                                       $      --      $      --      $      --      $      --      $      --
                                              -----------    -----------    -----------    -----------    -----------

Operating expenses
    Administrative expenses                       512,915        356,613      1,389,642        951,351      2,873,130
    Write off of good will                           --             --             --             --          958,628
    Loss on transfer of license
      agreement, net                                 --             --          150,000           --          285,491
    Depreciation and amortization                   4,100         29,815         12,300         76,003         81,560
                                              -----------    -----------    -----------    -----------    -----------

                                                  517,015        386,428      1,551,942      1,027,354      3,576,893
                                              -----------    -----------    -----------    -----------    -----------

             Operating loss                      (517,015)      (386,428)    (1,551,942)    (1,027,354)    (3,576,893)

Gain on sale of stock, net                           --          112,275           --          312,075        338,049

Interest income                                      --             --            5,334          5,578

Other expense - interest                         (132,271)      (163,900)      (325,070)      (163,900)      (526,519)

Minority interests                                     39          6,859             73          6,859         (4,639)
                                              -----------    -----------    -----------    -----------    -----------

             Loss before income taxes            (649,247)      (431,194)    (1,876,939)      (866,986)    (4,386,340)

Income taxes                                         --             --             --             --             --
                                              -----------    -----------    -----------    -----------    -----------

             NET LOSS                         $  (649,247)   $  (431,194)   $(1,876,939)   $  (866,986)   $(4,386,340)
                                              ===========    ===========    ===========    ===========    ===========

Loss per common share
    Basic and Diluted                         $     (0.12)   $     (0.10)   $     (0.38)   $     (0.20)


Weighted-average common and dilutive common
   equivalent shares outstanding
    Basic and Diluted                           5,477,835      4,298,700      4,900,399      4,298,700

        The accompanying notes are an integral part of these statements.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

           For the period May 26, 2000 (inception) through October 31,
             2000, the year ended October 31, 2001, and for the nine
                           months ended July 31, 2002



                                                                                                                     Deficit
                                                                                                                   accumulated
                                               Preferred stock                Common stock          Additional     during the
                                         --------------------------    --------------------------     paid-in      development
                                            Shares         Amount         Shares       Amount         capital         stage
                                         -----------    -----------    -----------    -----------    -----------    -----------

Balance at May 26, 2000
   (inception)                                  --             --             --      $      --      $      --      $      --

Issuance of common stock                        --             --          640,610            641         85,685           --

Net loss for the period                         --             --             --             --             --         (129,778)
                                         -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2000                     --             --          640,610            641         85,685       (129,778)

Issuance of Series A preferred
   stock                                     950,000            950           --             --          949,050           --

Provision for redemption
   value of preferred stock                     --             --             --             --       (3,957,380)          --

Issuance of common stock                        --             --        3,678,076          3,678        985,442           --

Net loss for the year                           --             --             --             --             --       (2,379,623)
                                         -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2001                  950,000            950      4,318,686          4,319     (1,937,203)    (2,509,401)

Redemption of preferred stock               (600,000)          (600)       180,000            180      2,208,320

Cancellation of preferred stock             (350,000)          (350)          --             --        1,748,880           --

Cancellation of common stock                    --             --          (50,000)           (50)            50           --

Issuance of common stock for
   compensation and incentive stock
   plan                                         --             --          798,559            799        471,045           --

Issuance of common stock on conversion          --             --          579,351            579        578,771           --
   of debt and interest

Net loss for the period                         --             --             --             --             --       (1,876,939)
                                         -----------    -----------    -----------    -----------    -----------    -----------

Balance at July 31, 2002                        --             --        5,826,596    $     5,827    $ 3,069,863    $(4,386,340)
                                         ===========    ===========    ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                   For the nine months ended        From
                                                                            July 31,            May 26, 2000
                                                                  --------------------------       through
                                                                     2002            2001      July 31, 2002
                                                                  -----------    -----------    -----------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                   $(1,876,939)   $  (873,845)   $(4,386,340)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                           (73)          --            4,965
             Loss from transfer of license agreement                  150,000           --          285,491
             Depreciation and amortization                             12,300         76,003         81,560
             Write off of goodwill                                       --             --          940,059
             Issuance of common stock for services and interest       690,888        182,500      1,267,284
             Changes in assets and liabilities
                Other assets                                             (560)          --          (68,800)
                Accounts payable and accrued liabilities              (91,226)       366,389         51,897
                                                                  -----------    -----------    -----------

                  Total adjustments                                   761,329        624,892      2,562,456
                                                                  -----------    -----------    -----------

                  Net cash used in operating activities            (1,115,610)      (248,953)    (1,823,884)
                                                                  -----------    -----------    -----------

    Net cash flows from investing activities -
       Purchase of license agreement                                     --         (476,500)      (476,500)
       Advance deposits                                                  --          (31,407)
       Purchase of property and equipment                             (25,470)       (30,782)      (104,234)
                                                                  -----------    -----------    -----------

                  Net cash flows used in investing activities         (25,470)      (538,689)      (580,734)
                                                                  -----------    -----------    -----------

    Cash flows from financing activities
       Increase in notes payable                                    1,295,207           --        2,059,156
       Proceeds from issuance of common stock                            --          500,000        500,000
                                                                  -----------    -----------    -----------

                  Net cash provided by financing activities         1,295,207        500,000      2,559,156
                                                                  -----------    -----------    -----------

                  Net increase (decrease) in cash                     154,127       (287,642)       154,538
Cash at beginning of period                                               411        402,934
                                                                  -----------    -----------    -----------

Cash at end of period                                             $   154,538    $   115,292    $   154,538

Supplemental disclosures of cash flow information
    Cash paid during the period for
       Interest                                                   $      --      $      --      $      --
       Income taxes                                                      --             --             --

Noncash investing and financing activities
------------------------------------------
    During the nine months ended July 31, 2002, the Company issued 180,000 shares of common stock on conversion of 600,000 shares of preferred stock resulting in a reclassification from redeemable preferred capital stock totaling $2,208,480. The Company also cancelled 350,000 shares of preferred stock resulting in a reclassification from redeemable preferred capital stock totalling $1,748,880. The Company converted loans and accrued interest totaling $359,356 to common stock.

        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. (VII) at July 31, 2002 and for the three months ended July 31, 2002 and 2001 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three months ended July 31, 2002 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2001. The results of operations for the three months ended July 31, 2002, may not be indicative of the results that may be expected for the year ending October 31, 2002.

NOTE C - ORGANIZATION AND BUSINESS ACTIVITY

The Company is a Nevada corporation organized on November 5, 1985 under the name Pine View Technologies. On November 27, 2000 the Company's name was changed to Videolocity International Inc. On December 4, 2000, the Company acquired Videolocity Inc. in a transaction recorded as a recapitalization of VII with the Company being the legal survivor and Videolocity Inc. being the accounting survivor and the operating entity. Videolocity, Inc., the accounting survivor was founded on May 26, 2000. The Company and its subsidiaries were established to develop and market systems, products, and solutions for the delivery of video, high speed internet access, and other content to end users such as hotels, hospitals, and condominiums on demand.

At July 31, 2002 and October 31, 2001, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company had no revenue from its planned principal operations.

On March 1, 2002 the Company completed a reverse common stock split of one share for ten outstanding shares. This report has been completed showing after stock split shares from inception.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE D - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries, Videolocity, Inc., Videolocity Technologies Inc., Hospitality Concierge, Inc., Videolocity Direct Inc., Fifth Digit Technologies, LLC. and its 93.5 percent owned subsidiary Healthcare Concierge, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE E - NET EARNINGS (LOSS) PER SHARE

Basic Earnings Per Share (EPS) are calculated by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Note M are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

NOTE F - INCOME TAXES

On July 31, 2002, the Company and its subsidiaries had an accumulated net operating loss available for carryforward of approximately $4,315,000. The tax benefit of approximately $1,295,000 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is in the development stage and has not began its intended operations. The net operating loss will expire through 2023.

NOTE G - NOTE RECEIVABLE

The Company has a $600,000 non-interest bearing note receivable (Note H) due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as security valued at approximately $300,000 at July 31, 2002. The Company has recorded an allowance for bad debt totaling $400,000 against the note.

NOTE H - ACQUISITION OF LICENSE AGREEMENTS

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

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE H - ACQUISITION OF LICENSE AGREEMENTS - CONTINUED

On October 31, 2001 (amended on November 2, 2001), the Company, through its subsidiary Videolocity Direct, Inc., agreed to sell and reassign the above two license agreements to Merit Studios Inc. The terms of the agreement included a note receivable of $600,000 due to Videolocity Direct, Inc. (subsidiary) within 120 days from October 31, 2001 with no interest, the return of 2,500,000 common shares of Videolocity Direct, Inc., which were returned to Videolocity Direct, Inc. and cancelled on November 11, 2001, and the reassignment of the 1,000,000 common shares of Merit Studios Inc. held by Videolocity Inc. (subsidiary). The shares in Merit Studios Inc. will be held as security until the note receivable is paid (Note G). Videolocity Direct, Inc. changed its name to Healthcare Concierge Inc. on December 31, 2001.

NOTE I - ACQUISITION OF PATENTS

On April 6, 2002 a Provisional Patent Application was filed with the United States Patent and Trademark Office for the "Videolocity Digital Entertainment System - Linux Version", which as given an Application No. 60/370,663. On May 20, 2002 an Assignment of Provisional Patent Application No. 60/370,663 was filed on behalf of Videolocity Technologies, Inc.

NOTE J - NOTES PAYABLE

The Company has notes payable totaling $1,699,800, to various individuals and companies including related parties (Note P), with extended maturities from September 2002 through November 2002 and interest rates ranging from 6% through 20 %.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on the six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders, as security, in exchange for an extension of maturity dates to September 2002 on promissory notes totaling $1,050,000.

NOTE K - RECAPITALIZATION

On December 4, 2000, the Company (formerly Pine View Technologies, Inc.) acquired Videolocity Inc. The combination of Videolocity Inc. and the Company was recorded as a recapitalization of Videolocity Inc. with the Company being the legal survivor and Videolocity Inc. being the accounting survivor. Videolocity, Inc. the accounting survivor, was founded on May 26, 2000. After the recapitalization, approximately 82 percent of the outstanding shares of the Company were held by former stockholders of Videolocity, Inc.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE L - REDEEMABLE PREFERRED CAPITAL STOCK

During December 2000 the Company issued 950,000 shares of series A preferred stock and 40,000 shares of series B preferred stock for the purchase of 5th Digit Technologies, LLC. During March 2001 the sale of the series B preferred stock was rescinded and all monies paid were returned. During 2002, the Company exchanged 600,000 of the outstanding series A preferred shares for 1,800,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action.

On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further adjudged and decreed that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002.

NOTE M - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified people to serve as key employees. Awards made under the plan shall be in plan units and each unit can be convertible, at the option of the participant, into one share of the Company's common stock after the vesting requirement has been satisfied. The Company reserved 1,000,000 common shares that can be issued under the plan. As of July 31, 2002, the Company has 301,234 outstanding plan units subject to vesting requirements. During the nine months ended July 31, 2002 the Company issued 24,959 shares of common stock in exchange for vested plan units resulting in compensation expense of approximately $25,000. The Company has issued 29,959 common shares under the plan.

On March 26, 2002 the Company filed an additional stock option and stock award plan, which had been approved by the shareholders of Pine View Technologies in November 2001 as part of the merger with Videolocity, Inc. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time.

The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. The Company has issued 417,855 shares under the Plan.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE N - COMMITMENTS AND CONTINGENCIES

The Company is obligated under office leases for $6,500 per month through December 2002.

On December 26, 2001 Gateway Center, LLC filed a complaint in the Third District Court, Summit County against a former company president, Jerry Romney, Jr. and Movies on Line, Inc. (now Videolocity, Inc.). The complaint alleges non-payment of Common Area Maintenance fees for office space leased between August 2000 and December 31, 2000 in the amount of $1,564.

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

On May 2, 2002 the company filed a complaint in the Third Judicial District Court, Salt Lake County against a former employee. The complaint alleges a willful breach of the provisions of the Employment Agreement executed between the parties on March 16, 2001. The complaint also alleges misrepresentation and fraud on the part of the former employee.

NOTE O - EQUITY LINE OF CREDIT AGREEMENT

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

Pursuant to terms of the Equity Line, Videolocity is required to file with the SEC a registration statement covering the shares to be acquired by Cornell Partners. The 24-month term commences on the effective date of the registration statement. The Company is currently working toward completion of the registration. The purchase price of the shares will be 95% of the lowest closing bid price of Videolocity common stock during the five consecutive trading days immediately following receipt of the Company's notice of its intent to make a draw. Videolocity may make up to four draws per month at a maximum $250,000 per draw. In addition to the shares to be issued under the Equity Line, Videolocity will include in its registration statement an additional 300,000 shares being issued to Cornell Partners and the Placement Agent in connection with the execution of the Equity Line.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE P - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers, directors, employees and their families and affiliates, have acquired 36 % of the common stock issued and have made short term loans to the Company totaling approximately $628,000 with interest rates ranging from 6.0% to 8.0%.

A director of the Company caused the voluntary contribution and cancellation of 50,000 shares as manager of ISOZ, LC.

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

NOTE R - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise necessary additional funds not provided by its planned operations through loans and/or through additional sales of its common stock. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

         Forward-Looking Information

         This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of the Company's products and services; (iii) volatility of the stock market, particularly within the technology sector; and
(iv) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

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

         We operate our business through five subsidiaries which perform various functions, strategic to their market place or core competency. A sixth subsidiary is inactive. To date, our activities have been limited to developing the DES and other technologies. We are presently commencing the initial marketing of DES into various marketplaces in the U.S. such as hospitality (hotel and resorts) and healthcare (hospitals, long-term care facilities and retirements centers) industries..

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

         We intend to use our existing capital, together with proceeds from prospective future financings, to continue deployment and sales of DES, which includes high-speed Internet access. Management estimates that minimum expenses during the next twelve months will be approximately $1.8 million, consisting of $1.4 million in payroll, $70,000 for office rent, and $261,000 for general and administrative expenses including legal and accounting fees. We anticipate funding payroll expenses with proceeds from the equity line of credit agreement that we entered into with Cornell Capital Partners, L.P. Research and development expenses are estimated to be approximately $69,000 during the next twelve months. These expenses will be directed at further development of the DES and integration in television sets and other monitors. We will also incur substantial additional costs in connection with the manufacture and deployment of DES. Management further estimates that such costs will be a minimum of $10 million, but we are optimistic that we will be able to cover most of those costs, either from future financing.

         Our subsidiary, Videolocity, Inc., has executed a non-exclusive agreement dated May 11, 2002 with Tech Flex Funding Inc. of Mission Viejo, California. Pursuant to this relationship, Tech Flex will provide funding for production and installation of the DES and other products on a lease back program without recourse to us. The Tech Flex financing package is underwritten by American Express Equipment FinanceTM and includes maintenance and service calls as well as future technology upgrades. All Videolocity products have been fully approved to be included in the financing package. Additionally, the companies have agreed in writing to represent each other as business partners. No other affiliation or contract between the two parties currently exist and no revenues have been generated to date.

         Currently, we do not intend to sell any hardware or software. Our business plan is to manufacture or purchase hardware and software and deploy our systems at no cost to the customer. It is anticipate that we will finance the system equipment and realize the majority of the revenue stream created by the end users. Presently, we do not anticipate any significant purchase or sale of plant or equipment. Additionally, we do not anticipate the addition of large numbers of employees because our business model calls for outsourcing any and all functions that would be directly related to the number of deployments. We are, and intend to remain, a technology company.

         We anticipate generating future revenues from the delivery of video and other content to the end users of our DES, together with high-speed Internet access. Management believes that we will begin to realize revenues by December 31, 2002 from contracts currently being negotiated with hotel and healthcare properties. We will charge a fee for each movie or other item of content viewed through our system and/or high-speed Internet access and we will remit a portion of each fee to the studio or other content provider. We also plan to sell or lease our set-top boxes for use with the DES to viewers at a price calculated to return it's out of pocket costs and a small profit over a period of three to five years.

         During the next twelve months, we plan to seek additional debt funding in the form of credit lines for up to approximately $50 million. This would permit us to cover our minimum expenses described above and accelerate deployment of our DES. As of the date hereof, we have not formalized any new funding except for the line of credit with Cornell Capital. We can not give you any assurance that we will be able to secure such additional funding on favorable terms to us, or otherwise. We have entered into a $20 million equity line of credit agreement with Cornell Capital, which we anticipate will provide us with adequate working capital for at least the next 24 months. Without drawing against the line of credit and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will be sufficient to fund our cost of operation for approximately the next three months and that we must obtain additional financing during that time in order to continue operations.

         During the nine months ended July 31, 2002, we have received $949,800, net, in loans from various individuals, including approximately $178,000 from related parties. These loans are evidenced by 8% - 20% notes. The funds are being used for general operational expenses. In April 2002 we filed a UCC-1 financing statement, with the State of Nevada, covering the six Provisional Patent applications held in the name of Videolocity Technologies, Inc., a wholly owned subsidiary. The financing statement extends, without penalty, certain promissory notes totaling $1.5 million to September 1, 2002. The filing also includes a note payable of $300,000 due to WAJ Enterprises LLC, which releases a prior collateral security assignment of our Merit Studios, Inc. note receivable, and a provision for the inclusion of additional future loans of $450,000 under the security agreement.

         On April 30, 2002, the Board of Directors unanimously authorized the sale at the price of $1.00 per share of up to 1 million shares of the Common Stock of Healthcare Concierge, Inc., formerly Videolocity Direct, Inc. Healthcare Concierge is 92.3% owned by Videolocity International, Inc. and the 1 million shares to be sold are currently issued and outstanding. Although we still intend to follow through with the sale of Healthcare Concierge shares, to date we have not taken any action to sell the shares.

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

         To date, we have not realized revenues from our operations. For the nine months ended July 31, 2002, total expenses increased 116% as compared to the nine months ended July 31, 2001. This is attributed primarily to the 46% increase in administrative expenses in 2002 which reflects our increased activities related to readying the DES for installation. Administrative expenses include ongoing research and development of our technology. Also, we had interest expense of $325,070 for the nine month ended July 31, 2002 compared to $163,900 for the nine months ended July 31, 2001, reflecting our financing activities in 2002. Management anticipates that as we scale up the installation of the DES, our expenses will increase proportionately. The Company's plan of operation will depend on its ability to raise substantial additional capital, of which there can be no assurance.

         Liquidity and Capital Resources

         During the first nine months of fiscal 2002 our total current assets increased from approximately $350,000 at October 31, 2001 to approximately $355,000 at July 31, 2002. During this same period, cash increased from approximately $400 to approximately $155,000. Total assets increased from approximately $428,000 at October 31, 2001 to approximately $446,000 at July 31, 2002, due primarily to the increase in cash received from short-term borrowings combined with the reduction in notes receivable.

         Total current liabilities increased from approximately $907,000 on October 31, 2001 to approximately $1,752,000 at July 31, 2002. The change is attributed to the increase from $750,000 in notes payable to approximately $1,670,000 during the nine months ended July 31,2002 due to additional borrowing. Accounts payable decreased during the nine months ended July 31, 2002 from approximately $143,000 to $52,000 due to the Company making payments toward accounts payable from cash received from the increase in short-term borrowings.

         Inflation

         In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

         Net Operating Loss

         At July 31, 2002, the Company and its subsidiaries had accumulated a net operating loss carryforward of approximately $4,315,000, with a tax benefit of approximately $1,295,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the use of the future tax benefit is in doubt. The net operating loss will expire through 2023. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.


                                     PART II

Item 1.  Legal Proceedings

         During January 2002 we filed an action in the Third District Court of Salt Lake County, Utah against the holder of 350,000 shares of Series "A" Preferred stock, together with certain other persons. The complaint asked the court to cancel the remaining 350,000 shares outstanding from the 5th Digit Technologies, LLC acquisition. The suit alleges fraud and misrepresentation which induced our acquisition of 5th Digit Technologies, LLC. The remaining 350,000 shares were tendered for liquidation at $5.00 per share on January 24, 2002, however, they were deposited with the Court.

         On April 11, 2002 the Court entered a Default Judgment against the holder of the outstanding 350,000 preferred shares, ordering cancellation of the shares. It was further adjudged and decreed that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002.

         On August 26, 2002 our subsidiary, Healthcare Concierge, Inc., filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements. The action is in the initial stages and, accordingly, we are no able to assess our likelihood of success at this time.


Item 2.  Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

         During our third fiscal quarter ended July 31, 2002, we issued an aggregate of 764,161 shares of common stock. Of the 764,161 shares issued, 404,356 shares, valued at approximately $1.00 per share, were issued to various individuals upon the conversion of loans and accrued interest. We also issued 342,855 shares valued at approximately $1.00 for services provided to us and for compensation. These issuances were made in private transactions and, accordingly, we relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act. These shares are deemed to be restricted securities.

         Also during the third quarter, we issued 16,950 vesting shares to employees under the Videolocity, Inc. 2000 Stock Incentive Plan. These shares were issued to seven employees and were subject to a registration statement filed with the SEC on July 31, 2001.


Item 3.  Defaults Upon Senior Securities

         This Item is not applicable.


Item 4.  Submissions of Matters to a Vote of Security Holders

         This Item is not applicable.


Item 5.  Other Information

         Reverse Stock Split

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

         Equity Line of Credit

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

         Under the terms of the equity line, we are required to file with the SEC a registration statement covering the shares issued under the equity line. The 24-month term commences on the effective date of the registration statement. Cornell Capital's purchase price will be 95% of the lowest closing bid price of our common stock during the five consecutive trading days immediately following receipt of our notice to make a draw. In addition to the shares to be issued under the equity line, we will include in the registration statement an additional 290,000 shares issued to Cornell Capital, and 10,000 shares issued to Westrock Advisors to act as our exclusive placement agent in connection with the equity line.

         The total amount of shares issuable under the equity line is based upon the number of draws we make and the sale price of the shares. We filed on July 5, 2002 the initial registration statement covering the equity line shares and are presently preparing for filing the first amendment to that registration statement. Upon effectiveness of the registration statement, we will be able to begin drawing against the equity line.

         Resignation of Directors and Appointment of Officers

         On September 5, 2002, the Board of Directors accepted the resignation of George Norman, chairman of and a director of four of our subsidiaries, Videolocity, Inc., Videolocity Technologies, Inc. Hospitality Concierge, Inc., Videolocity Direct, Inc. Mr. Norman cited health reasons for his resignation. Concurrent with Mr. Normans resignation, the Board also accepted the resignation of D. T. Norman, wife of Mr. Norman, as a director and secretary / treasurer of Videolocity International for personal reasons. Ms. Norman also resigned as a director and secretary / treasurer of Videolocity, Inc., Videolocity Technologies, Inc., Healthcare Concierge, Inc., Hospitality Concierge, Inc. and Videolocity Direct, Inc. Also on September 5, Dr. James P. Hill resigned as vice chairman and director of Videolocity International, citing time and travel constraints as his reason.

         Effective September 1, 2002, Cortney Taylor became our new chief financial officer. Mr. Taylor is a CPA, a member of the UACPA and AICPA, and a member of the Utah State University, School of Accountancy Advisory Board. Prior to joining our company Mr. Taylor was the Assurance Department Resource Management Director for the Utah offices of Grant Thornton, LLP. Mr. Taylor replaces Larry R. McNeill as our CFO. Mr. McNeill remains a director.

         Also in September 2002, we employed Jay Muse as Vice President of technology. Mr. Muse was formerly senior technologist at Iomega, Inc., where he advised that company on technical issues regarding product roadmap, competitive intelligence, patent applications and market strategy. Prior to joining Iomega, Mr. Muse worked at General Electric Corporate Research.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.  The following documents are included attached as exhibits to this report.

                  Exhibit 99.1      Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted
                                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2      Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted
                                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.3      Certification of CEO Pursuant to Section 302 of the Sarbanes-oxley
                                    Act of 2002

                  Exhibit 99.4      Certification of CFO Pursuant to Section 302 of the Sarbanes-oxley
                                    Act of 2002


         (b)      Reports on Form 8-K

                  On May 29, 2002, we filed a Current Report on Form 8-K reporting under Item 5 that we had entered into the equity line of credit agreement with Cornell Capital and the basic terms of that agreement.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          VIDEOLOCITY INTERNATIONAL, INC.



                                          BY: /S/ ROBERT E. HOLT
                                          -------------------------------
                                          ROBERT E. HOLT
                                          President, C.E.O. and Director
Date: September 23, 2002



                                          BY: /S/ CORTNEY TAYLOR

                                          CORTNEY TAYLOR
                                          Chief Financial Officer
                                          (Principal accounting Officer)
Date: September 23, 2002