Form 10KSB
period 2002-10-31
VIDEOLOCITY INTERNATIONAL INC
filed 2003-02-13
CIK 786771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2002.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  _______________  to  _______________.

                        Commission file number: 33-2310-D


                         VIDEOLOCITY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                                Nevada 87-0429154
        (State or other jurisdiction (I.R.S. Employer Identification No.)
         of incorporation or organization)

                             1762A Prospector Avenue
                              Park City, Utah 84060
              (Address of principal executive officers) (Zip Code)

                                 (435) 615-8338
                           (Issuer's telephone number)

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

         State issuer's revenues for its most recent fiscal year:      $-0-

         State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act). $1,192,693 (Based on a price of $0.30 per share on February 12, 2002 and 3,975,643 shares held by nonaffiliates)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding as of February 8, 2003
 Common Stock, Par Value                             5,910,071
    $.001 per share


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Transitional Small Business Disclosure Format (check one):   Yes [  ]    No [X]



                                         VIDEOLOCITY INTERNATIONAL, INC.

                                               TABLE OF CONTENTS

                                                    PART I

                                                                                                          Page

Item 1.         Description of Business................................................................      3

Item 2.         Description of Property.................................................................    15

Item 3.         Legal Proceedings.......................................................................    15

Item 4.         Submission of Matters to a Vote of Security Holders.....................................    16

                                                   PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters...................    16

Item 6.         Management's Discussion and Analysis or Plan of Operations..............................    17

Item 7.         Financial Statements....................................................................    20

Item 8.         Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................    20

                                                  PART III

Item 9.         Directors and Executive Officers, Promoters and Control Persons: Compliance
                  with Section 16(a) of the Exchange Act................................................    20

Item 10.        Executive Compensation..................................................................    23

Item 11.        Security Ownership of Certain Beneficial Owners and Management..........................    25

Item 12.        Certain Relationships and Related Transactions..........................................    26

Item 13         Controls and Procedures.................................................................    26

Item 14.        Exhibits and Reports on Form 8-K........................................................    27

                Signatures..............................................................................   S-1


                                     PART I

In this Annual Report on Form 10-KSB, "Videolocity" refers to Videolocity International, Inc. and the "Company," "we," "our" and "us" refer to Videolocity International, Inc. and its consolidated subsidiaries, unless the context otherwise requires.


ITEM 1.  DESCRIPTION OF BUSINESS

General

We are a development stage company engaged in the business of solution engineering, marketing and deployment of the Videolocity Digital Entertainment System (DES), and other advanced digital information and entertainment systems. DES delivers video-on-demand in near DVD quality. It also delivers application specific information, games, music, educational material, and wireless high-speed internet access to individuals, residents, hotel guests, and patients and attendants in the healthcare industry.

DES permits viewers to select from an extensive library of movie titles, informational/educational content and view their selections on their television screens, lap top computers or PDAs (personal digital assistants). All content is protected through our proprietary encryption and encoding process, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast. Our system also provides digital music-on-demand, Internet games, high-speed Internet access and many other e-commerce applications.

To date we have focused on the acquisition and development of our technology and preliminary marketing activities. We are now positioned to continue the marketing of DES and related technology and products. We tailor the user interfaces and content offering specifically to each market segment and to each customer within that market segment. Our overall delivery system design, hardware components and software applications remain identical, or only slightly modified to accommodate larger user bases and/or infrastructures. This gives us the ability to customize the feature settings and tailor the local content offering to the specific audiences for each market segment.

We are committed to continued development and installation of innovative, high quality, cost effective systems. We provide a wireless system and also offer a parallel system over wire using Ethernet, DSL CAT5 and fiber architectures. Our DES is available on either a Mircosoft or Linux operating system in a stand-alone set top box. Our current business strategy is to drive demand of the usage of our DES worldwide in the hospitality, healthcare and residential markets in both wired and wireless applications.

We operate our business through five subsidiaries which perform various functions strategic to their market place or core competency. To date, our activities have been limited to DES and other technologies. We are presently commencing the initial marketing of DES into various marketplaces. Although we use the word International in our name, we are not currently operating outside the U.S., except for limited marketing activities in Canada and Mexico. However, as we expand operations and as our business warrants, we fully intend to operate and market our products wherever prudent, including internationally.

Historical Information

We originally organized as a Nevada corporation on November 5, 1985 as Pine View Technologies, Inc. In 1987, we completed a public offering of 3,965,610 shares of common stock at an offering price of $0.033 per share, from which we realized net proceeds of approximately $103,000. On December 4, 2000, Videolocity International, Inc. (formerly Pine View Technologies, Inc.) acquired Videolocity, Inc., a Nevada corporation, pursuant to an Agreement and Plan of Reorganization dated as of November 15, 2000. In connection with the transaction, we issued 3,028,076 shares of our common stock to the shareholders of Videolocity, Inc. We also sold 610,000 shares of our common stock for $500,000 pursuant to a private placement that was conducted subject to the completion of the acquisition and was closed immediately following the transaction. As a result of the acquisition, we had a total of 4,278,686 shares of common stock issued and outstanding, of which 640,561 shares, or approximately 15%, were held by our shareholders prior to the merger, 3,028,076 shares, or approximately 71%, were held by former shareholders of Videolocity, Inc., and 610,000 shares, or approximately 14%, were held by purchasers in the private placement. At the closing of the acquisition, the former management of Videolocity (formerly Pine View Technologies, Inc.) resigned and the persons nominated by Videolocity, Inc. were elected as the new directors of Videolocity International, Inc. The transaction was recorded as a recapitalization of Videolocity Inc. with the Company being the legal survivor and Videolocity Inc. being the accounting survivor. Videolocity, Inc., the accounting survivor, was organized under the name Moviesonline, Inc on May 26, 2000 for the purpose of developing and marketing systems, products and solutions for the delivery of video and other content to end users on demand. Prior to our acquisition, Videolocity Inc. conducted research in the video-on-demand industry, developed a business plan, assembled an experienced management team, acquired rights to proprietary technology, and raised approximately $519,000 as initial working capital through the private placement of common stock.

On December 1, 2000, we completed a reverse stock split of our issued and outstanding shares on a 0.61 share for one share basis. On March 1, 2002 the Company completed a reverse common stock split of one share for ten outstanding shares. This report has been completed showing after stock split shares from inception. In connection with the reorganization, we adopted Videolocity Inc.'s stock incentive plan and reserved 1,000,000 shares of its common stock for issuance in connection with awards made under the plan to their key employees and consultants. We also amended and restated our articles of incorporation to make the following changes:

         * change our corporate name from Pine View Technologies, Inc. to Videolocity International, Inc.;
         * increase our authorized capitalization to 125,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001;
         * limit the liability of our directors and officers to the maximum extent permitted by Nevada law; and
         *    other miscellaneous items.

We also adopted an omnibus stock option and stock award plan pertaining to 500,000 shares of our common stock. The reorganization and related proposals were approved by the written consent of shareholders holding a majority of our issued and outstanding shares of common stock.

On July 1, 2002 we amended our articles of incorporation decreasing our authorized capitalization to 50,000,000 shares of common stock, par value $0.001, and 1,000,000 shares of preferred stock, par value $0.001.

Significant Events

Contracts

To date, the Company has secured three contracts to install our DES with several other properties reviewing contracts. On October 18, 2002 we signed an agreement with Western States Lodging which will encompass three hotels and approximately 255 rooms. On November 13, 2002 we signed an agreement with Hotel Park City that includes 54 suites. On December 9, 2002 we signed an agreement with Hotel San

Remo Casino & Resort that will total approximately 713 rooms. We anticipate beginning installations in the second quarter of our 2003 fiscal year. To date, we have installed high-speed Internet access into the 54 suites at the Hotel Park City.

UCC-1 and  Secured Notes

On July 30, 2001 our Board of Directors authorized the borrowing of $750,000 in 60 day secured notes with $650,000 bearing 8% simple interest and $100,000 bearing 12% simple interest. The notes are secured by an assignment and collateral pledge of 100% of the outstanding stock of our subsidiary, Videolocity Technologies, Inc. (5 million shares), which holds our six Patent Applications. The total of $750,000 was due and payable on or before October 31, 2001. On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000, as security, in exchange for an extension of maturity dates on the notes payable to September 2002. The filing included the original $750,000 together with $300,000 due to WAJ Enterprises LLC, which released a prior collateral security assignment of our Merit Studios, Inc. note receivable and also included $450,000 to be named. A total of $450,000 of the secured notes are with affiliated parties including Board of Director members Larry McNeill ($135,000) and Bennie L. Williams ($100,000) and a private entity of which D.T. Norman, a former member of the Board of Directors, is the manager ($215,000).

As bonuses for these loans and the extensions thereof, we have issued an aggregate of 148,500 shares of our common stock and approximately 300,000 shares of common stock of our subsidiary, Videolocity Direct, Inc., which is now known as Healthcare Concierge, Inc. These notes remain outstanding as of the date hereof. The notes payable have maturities or the Company has obtained extensions on the notes payable under the UCC-1 as follows: $45,000 matures during October 2002, $520,000 matures on November 1, 2002, $400,000 matures on November 30, 2002 and $535,000 matures on January 1, 2003.

On February 6th, 2003 the Company received a formal notice of default from ISOZ, LC regarding the $215,000 note payable to ISOZ, LC.

Other Notes

During the year ended October 31, 2002 we borrowed approximately $1,455,000 from approximately 23 individuals and/or companies represented by notes payable bearing 8% simple interest. $450,000 of the total borrowed during the year was included in the UCC-1 filing noted above.

Of the total borrowed during the year $562,800 was convertible into stock at the option of the debt holder as follows: $412,800 was convertible at $1.00 per share and $150,000 was convertible at $0.20 per share. The conversion amount was less than the market price of the stock on the date of issuance and was convertible from the date of issuance which resulted in a beneficial conversion feature. The beneficial conversion feature was recorded as an additional noncash charge to interest expense and was recognized in the period when the debt became convertible. For the year ended October 31, 2002 the beneficial conversion feature resulted in an increase to interest expense of $303,900. During 2002, approximately $355,000 of the original amounts that were convertible at $1.00 per share were converted to common stock and $55,000 of the original amount was converted into 55,000 shares of Healtchcare Concierge stock leaving a total of approximately $207,800 that is convertible at October 31, 2002.

5th Digit Technologies, LLC. Acquisition

On December 21, 2000 we acquired 5th Digit Technologies, LLC in exchange for 950,000 shares of Series "A" Preferred stock, with a one year put of $5.00 per share. At the time of the acquisition, we believed we were acquiring three (3)

Provisional Patent Applications representing exclusive proprietary technologies that were ready to deploy. However, subsequently we learned that 5th Digit did not own the Provisional Patent Applications. As a result, we filed a lawsuit alleging fraud and misrepresentation. Three of the individuals originally comprising 5th Digit ownership, settled with us in an exchange of their Series "A" Preferred shares for common shares of Videolocity.

On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further adjudged and decreed that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002.

Subsequently the decision of the Third Judicial District Court was set aside. We have been in negotiations with the original holder of the 350,000 preferred shares and have reached a tentative agreement. Management does not believe that the final settlement will have a material impact on our financial statements.

Merit Studios, Inc. License Agreements

On October 27, 2000 Videolocity, Inc. acquired an exclusive license from Merit Studios, Inc. who represented their "Wormhole" technology to be a video "packing" (compression) technology. On March 6, 2001 the License acquired from Merit Studios was transferred by mutual agreement to our subsidiary Videolocity Direct, Inc., wherein Merit Studios was issued 2,500,000 shares of Videolocity Direct. The License Agreement guaranteed a completed "Wormhole" video technology on or before April 30, 2001. The promised deployable "Wormhole" technology was never demonstrated or received by Videolocity Direct.

On May 29, 2001 Videolocity Direct acquired a second "Wormhole" license from Merit Studios for the "packing" (compression) of all data. We paid Merit Studios and/or expended a total of approximately $600,000 intending to commercialize the promised technology. After many months of delay and the inability to prove the marketability of the Merit "Wormhole" technology; Merit Studios agreed to repurchase the two "Wormhole" licenses through the payment of $600,000 on or before March 1, 2002, and the immediate return for cancellation of the 2, 500,000 shares of Videolocity Direct stock it held. Upon full payment and receipt of the $600,000 by the Company, we agreed to return 1,000,000 shares of Merit Studios common stock we had acquired coincidental with the execution of the initial October 27, 2000 License Agreement, together with any and all rights under the two "Wormhole" License Agreements.

We have no assurance that Merit Studios will be able to fulfill the cash obligation of $600,000 under its license repurchase agreement. However, because of the original and continued representations as to there accuracy concerning the "Wormhole" capabilities and the deployment dates of the "Wormhole" technology by Merit Studios to our Company, we will aggressively pursue the collection of the total amount due under the contract. To that end we have filed a lawsuit for the collection of the money. The successful recovery of the $600,000 will repay those sums we expended to Merit Studios and for the "Wormhole" technology.

Greenwood Technology Group

In October  2001 we entered  into an  agreement  with The  Greenwood  Technology
Group, Potomac, Maryland, wherein Greenwood would arrange for and/or provide capital (debt and/or equity) to us. However, no guarantees were given that any such funding would be made available at acceptable terms or at all.

On December 2001, we entered into a letter of intent with Greenwood wherein it agreed to provide an initial bridge loan of $750,000 on or before December 31, 2001. Greenwood also committed to provide up to $1.7 million by March 1, 2002, and an additional $1.2 million prior to April 1, 2002. These additional funds were intended to retire any and all outstanding payables and outstanding notes and, together with other funding, would finance future operations.

From December 2001 through June 2002, Greenwood provided an aggregate of $462,800 of the initial bridge loan. Under the terms of the loan, we must repay the principal plus 8% interest on or before October 1, 2002. Greenwood did not fulfill its total commitment and we have agreed to mutually terminate the letter of intent. Of the total provided by Greenwood, approximately $230,000 has converted to Videolocity International, Inc. common stock and $55,000 converted to Healthcare Concierge stock. The remaining notes payable to Greenwood Technologies total $177,800 and have been extended through January 1st, 2003.

During December 2002 and subsequent to our fiscal year end the Company borrowed $350,000 that is convertible at the option of the lender at $0.20 per share. The lender was also granted 50,000 shares of Videolocity International, Inc. common stock to be issued and 3.0 percent of all net revenues of all Hospitality, Healthcare, Convention, Education, Assisted Living and Timeshare properties contracted by the Company within the States of Nevada, Idaho, Montana, and Washington.

On February ________ the Company received notice from ISOZ, LLC

Marketing

Our initial marketing effort is focused on hotels, hospitals, long-term care homes, retirement centers as well as universities, resorts, multi-dwelling units/timeshares and planned residential communities in the U.S. We are using existing channels to pursue the hospitality and healthcare markets. We also intend to pursue strategic alliances and partnerships with network and content providers to further our efforts and impact residential applications.

The sales and distribution will focus on the following primary channels:

         *    Traditional distribution channels for target markets
         *    Strategic alliances and partnerships
         *    Trade shows and conferences
         *    Leverage existing contacts of management team and investors
         *    Website and hyperlinks to trade sites
         *    Advertising in trade publications
         *    Direct mailing campaign and telemarketing efforts

Our sales and channel support is headquartered in Park City, Utah with additional regional support organizations planned throughout the country.

To date we have marketed our products to the hospitality and healthcare industries as well as some telecommunications companies and cable TV companies. Marketing efforts have been limited to North America. Our marketing includes live demonstrations on site and presentations at conference and trade show exhibits.

Business Developments

In 2001, we developed a Digital Entertainment System that delivers true video-on-demand streaming in an Mpeg4 format at 1Mbps or less achieving near DVD quality over Ethernet, DSL, or Wireless WAN and LAN network architectures.

DES is a total solution for the delivery of specific digital content, including video, application specific information and educational material to individuals, residents, hotel guests, and also patients and attendants in the healthcare industry. We offer streaming video-on-demand technologies that permit viewers to select from an extensive library of movie titles and informational/educational content. Users can view their selections on their television screens, on-demand.

DES is designed to play videos in quality equivalent to DVD, in real-time, full-screen, and full-motion. All content is protected through our proprietary encryption and encoding process to limit viewing to the person or persons paying for the movie or other content. Our security protocol also prevents the unauthorized digital reproduction or rebroadcast of the ordered movies and/or other content. Movies and content are streamed through a proprietary, multi-functional DES. Additionally, the system provides digital music-on-demand, Internet games, high-speed Internet access and many other e-commerce applications.

Videolocity Technologies, Inc., our wholly owned subsidiary, holds five (5) Provisional Patent Applications and one Utility Patent Application encompassing and protecting our proprietary technology that we developed during 2001 and 2002.

DES is ready for immediate deployment, although we need to obtain capital, either long-term debt or equity, to continue the implementation of our overall Business Plan. As of the date hereof, we have no assurance that we will be able to obtain the capital necessary to continue operations, enabling us to continue the execution of our Business Plan.

Competition/Industry Overview

We believe that the market for our products represents a combination of several large existing and rapidly expanding target areas. Broadband delivery into hotels, resorts, retirement homes, universities, hospitals, extended stay facilities and residential communities enables us to deliver content to many diverse market segments. Management estimates that the combined market place represents more than $50 billion a year.

Management believes that there is approximately a $15 billion per year existing market in video rentals that can be served through alliances with existing video distribution channels. There is also a strong potential for strategic alliances and partnerships with network and content providers such as telecommunications companies, cable companies, and Internet/Broadband based content providers.

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

While competition for high-end large-scale properties is significant for both video-on-demand systems and in-room broadband access, we believe the mid-range and lower-range properties are significantly underserved with either service. Properties in this segment ranging from 75 to 300 rooms, represent more than 56% of the total rooms in the U.S. Because our cost for deployment is far less on a per location basis than other existing technologies, we believe we are ideally suited for this market. Present competition mainly comes from cable TV or satellite pay-per-view services that lack the ability to provide true video-on-demand, broadband access or easily navigated Internet access. Two smaller companies, Hospitality Networks and KoolConnect, are both currently deploying their new systems.

Competition in the hospitality sector comes mainly from LodgeNet and On-Command. According to published information from their respective websites, On-Command currently has more than 1,000,000 hotel rooms world-wide. Both companies are deploying systems that use high bandwidth MPEG 2 formats while Videolocity uses the more efficient MPEG 4 format. These type systems are readily available for purchase and represent the main technology of the competition to our DES. Comparable cost for these systems typically starts at approximately $150,000 to $200,000, not including set-top-boxes. The equivalent for our system would be approximately $35,000. Our pricing advantage is based on using commercially available servers using our software based technologies versus having to deploy expensive proprietary hardware based server systems. Additionally, our higher compression ratios reduce storage requirements.

We will mainly use existing companies/channels that are presently specifically serving our target market segments with related products. We market our products to the hospitality industry through our subsidiary Hospitality Concierge.

There currently exists little competition for video-on-demand in the healthcare industry. Most companies, such as HCORP and Get Well Network, provide limited functionality at lower delivery quality. We market our products to the healthcare industry through our subsidiary Healthcare Concierge.

The home entertainment industry is extremely competitive and is dominated by several large companies with worldwide name brand recognition and substantial financial resources. In attracting subscribers to our video-on-demand system, we will be competing with

         *    traditional  video  rental  chains  such  as  Blockbuster   Video,
              Hollywood Video, and Movie Gallery;

         *    providers  of  video   entertainment   over  cable  and  satellite
              networks, such as DirectTV, Dish Network, and AT&T;

         * video stores, supermarkets, mass merchandisers, club stores, and other retail outlets that sell video cassettes;

         *    web-based video channels; and

         * movie theaters, live theater, sporting events, and other similar businesses that compete for the general public's entertainment dollar.

In addition, numerous companies including Blockbuster Video, Microsoft WebTV, EchoStar, and TIVO, all of which have substantially greater resources and name recognition than us, have announced their intent to deliver state of the art video-on-demand systems in the near future or are currently doing so. However, to the best of our knowledge, no such systems are available for widespread public use as of this date. Several major movie studios, including Sony, Walt Disney Co. and 20th Century Fox have also announced their intention to or have started to develop systems for the delivery of movies directly to consumers over the Internet. This could impede our ability to obtain content for use with its video-on-demand systems and could provide significant additional competition from large, established companies with a high degree of name recognition in the entertainment industry. There can be no assurance that other companies will not develop technologies superior to ours, or that new technology will not emerge that renders our technology obsolete.


Strategic Partnerships/Suppliers

To date, the company has engineered all components of our DES. We have also awarded all sourcing and outsourcing of components including coding of software, manufacturing of component equipment, assembly, testing and shipping. All supplies are available and ready for shipment to US based installation.

Our alliances are ready to produce, assemble, test and ship all products. We do not anticipate significant delays or back orders.

Foundry Networks, Inc.

Videolocity has selected Foundry Networks, Inc. as the vendor of its intelligent Fast Iron switch as the core switch for our network infrastructure. Additionally, we have an understanding with Foundry to represent each other as technology partners. No other affiliation or contracts currently exist and no revenues have been generated to date.

IWS Sales

Videolocity has selected IWS Sales as the manufacturer and assembler of the Videolocity Digital Set Top Box and other auxiliary components.

Attain Technologies

Videolocity has selected Attain Technologies to oversee project management, engineering, equipment management, installation and integration of future hospitality and/or healthcare deployments of the Videolocity Digital Entertainment System in North America.

Viator Networks, Inc.

Videolocity has selected Viator Networks, Inc. as the vendor of our billing and reporting server product for our network infrastructure. Additionally, we have agreed with Viator in writing to represent each other as technology partners. No other affiliation or contracts currently exist and no revenues have been generated to date.

Imperial Capital, Inc.

We have arranged the financing of the necessary hardware for our initial installations (Western States Lodging, Hotel Park City, Hotel San Remo Casino & Resort) with Imperial Capital, Commercial Equipment Finance and Lease Division.

Regulation

We are not required to obtain any government approval as a condition to marketing our video-on-demand systems. However, such systems will be required to operate in compliance with applicable regulations of the Federal Communications Commission and the set-top boxes used in connection with such systems may require approval from Underwriters' Laboratories. We will also be subject to various federal, state and local laws that govern the conduct of our business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations. To date, all our hardware components are FCC approved.

Research and Development

We have devoted the majority of our resources to developing advanced technology on a new operating system (Linux OS), conducting beta testing and engineering supporting our wireless delivery platforms, and deploying infrastructures. For the past two years, we have spent substantial resources, approximately $3.0 million, to facilitate the engineering and technical development of our DES and beta testing it, both wired and wireless, at our facilities in Park City, Utah. We categorize pure research and development expenditures (for tax purposes) in the fiscal years of 2002 and 2001 as $76,000, and $27,818 respectively.

Patents

One of our subsidiaries, Videolocity Technologies, Inc., holds six Provisional Patent Applications listed below and encompassing and protecting our proprietary technology.

     o   Videolocity's Digital Entertainment Solution Application No. 60/297,79
              Filed: June 14, 2001 - Assignment Date: August 24, 2001 Utility Patent Application No. 10/172, 175
              Utility Patent Filed: June 13, 2002  -  Assignment Date:  June 13,
              2002

     o Videolocity's Video Encoding & Compression Process Application No. 60/336,703
              Filed:  December 7, 2001  -  Assignment Date:  January 12, 2002

     o   Videolocity's Graphical User Interface Application No. 60/336,701
              Filed:  December 7, 2001  -  Assignment Date:  January 12, 2002

     o   Videolocity's Embedded Software Image Application No. 60/336,702
              Filed:  December 7, 2001  -  Assignment Date:  January 12, 2002

     o   Videolocity's Proprietary PCI Video Card Application No. 60/338,773
              Filed:  December 4, 2001  -  Assignment Date:  January 12, 2002

     o   Videolocity's Linux Solution Application filed No. 60/370,663
              Filed:  April 8, 2002  -  Assignment Date:  May 24,2002

         Please Note:   A provisional  application for patent is a U.S. national
                        application  for patent that allows for filing without a
                        formal  patent  claim,  oath  or  declaration,   or  any
                        information disclosure statement.  It provides the means
                        to establish an early  effective  filing date and allows
                        the term "patent  pending" to be applied.  A provisional
                        application lasts for 12 months from the filing date and
                        cannot be extended. In order to benefit from the earlier
                        filing    date,    we   must   file   a    corresponding
                        non-provisional application for patent during the 12-month period.


Employees

We presently have seven full-time employees, two consultants, and one part-time consultant. We do not anticipate a need to hire additional high-level employees for the next several months except for a high- level technical director, marketing and sales support and additional support staff. We do not anticipate that our employees will be represented by unions and considers our relationship with our employees to be good.


Backlog

We presently have signed three agreements to install our DES including approximately 1,022 rooms and suites. We anticipate beginning installation in the second quarter of our fiscal year 2003.


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

Risks Relating to Our Business

         Our extremely limited operating history makes it difficult to evaluate our business and prospects
         -----------------------------------------------------------------------
We commenced operations in January 2001 and have conducted only minimal operations since that time. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and an investment in our common stock.

         We have a history of losses and anticipate future losses
         -----------------------------------------------------------------------
We have not achieved any revenues to date and we may not achieve or subsequently maintain profitability if anticipated revenues occur more slowly than we expect, or not at all. As of October 31, 2002, our accumulated deficit was approximately $5,596,000. We expect to continue to incur significant expenses in connection with:

         *    funding for research and development;

         *    costs of our sales and marketing efforts; and

         *    increased general and administrative expenses


Accordingly, we will need to generate significant revenues to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

         If our technology and solutions are not accepted by the market, our anticipated revenues will decline
         -----------------------------------------------------------------------
Our technology and solutions are ready for deployment in the marketplace. Market acceptance of our technology is critical to our future success. Factors that may affect the market acceptance of our technology include:

         *    market acceptance of our DES and related technology;

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

         Our operating results are likely to fluctuate significantly and cause our stock price to be volatile which could cause the value of your investment in our company to decline
         -----------------------------------------------------------------------
Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our operating results do not meet the expectations of securities analysts, the trading price of our common stock could significantly decline which may cause the value of your investment in our company to decline. Some of the factors that could affect our quarterly or annual operating results or impact the market price of our common stock include:

         * our ability to develop, market and support our technology and any technological advancements;

         * the timing and amount of, or cancellation or rescheduling of, orders for our technology, particularly large orders for key installations;

         * our ability to retain key management, sales and marketing and engineering personnel;

         * our ability to obtain sufficient supplies of sole or limited source components for our technology (DES);

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

         If we lose key personnel, we may be unable to successfully operate our business
         -----------------------------------------------------------------------
We depend on the continued contributions of our executive officers and other technical personnel to work effectively as a team, to execute our business strategy and to manage our personnel. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

         If we are unable to attract and retain additional qualified personnel, our future business may suffer
         -----------------------------------------------------------------------
Our business strategy will require us to attract and retain additional qualified technical and marketing personnel. We may experience difficulty in recruiting qualified personnel, which is an intensely competitive and time consuming process. We may not be able to attract and retain the necessary personnel to accomplish our business objectives as our business develops and grows. Accordingly, we may experience constraints that will adversely affect our ability to satisfy future customer demand in a timely fashion or to support our customers and operations. This could cause an adverse effect on our business, financial condition and results of operations.

         Our limited ability to protect our intellectual property may prevent us from retaining our competitive advantage
         -----------------------------------------------------------------------
Our future success and our ability to compete are dependent, in part, upon our proprietary technology. Taken as a whole, we believe our intellectual property rights are significant and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

         Intellectual property claims against us can be costly and restrict our business
         -----------------------------------------------------------------------
The digital video industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Legal action claiming patent infringement may be commenced against us. We cannot assure you that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us was successful, and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign to avoid infringement, this could have a material adverse effect on our business, financial condition and results of operations.

         Additional required capital may not be available
         -----------------------------------------------------------------------
To date, we have financed our operations through cash from the sale of our stock and by borrowing money. If we do not generate necessary cash from debt or equity funding and revenues from operations to finance our future business, we will need to continue to raise additional funds through public or private financing opportunities. Selling additional stock could dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain them only on very unattractive terms.

         Because we are a new business and significantly smaller than the majority of our national competitors, we may lack the financial resources required to capture an increased market share
         -----------------------------------------------------------------------
The market for our DES  technologies  and  products  is highly  competitive  and rapidly changing. We are significantly smaller than the majority of our competitors and we face such competition on a local, regional and international basis. If we compete with them for the same geographical markets, their financial strength could prevent us from capturing those markets. New technologies we are developing will bring us into further competition with various companies. Additional new competitors may also enter the market and competition may intensify. Although we believe our technology and products are better than those offered by our competitors, they may be able to narrow or eliminate the differences.

Risks relating to ownership of our common stock

         The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all.
         -----------------------------------------------------------------------
Our stock is presently traded on the OTC Bulletin Board, although there is no assurance that a viable market will continue. The price of our common stock in the public market is highly volatile and may fluctuate substantially because of:

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

         Our principal stockholders and affiliates own a significant percentage of our company and may be able to exercise significant influence over our company, which could have a material and adverse effect on the market price of our common stock.
         -----------------------------------------------------------------------
As of February 12, 2003 certain principal stockholders control approximately 33 % of our outstanding common stock. As a result, these stockholders may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will continue to have significant influence over our affairs. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might affect the market price of our common stock.

         The market price of our common stock may drop significantly when the restrictions on resale by our existing security holders lapse
         -----------------------------------------------------------------------
As of February 7, 2002 we had 5,910,071 shares of common stock outstanding. Approximately 4,821,000 of our total outstanding common stock are subject to restrictions against resale under United States securities laws. As these restrictions on resale end, the market price of our common stock could drop significantly if holders of these shares sell them or are perceived by the market as intending to sell them. These sales also may make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

Cautionary Statement Regarding Forward-Looking Statements

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


ITEM 2.  DESCRIPTION OF PROPERTY

Our technical, marketing, and corporate offices are located at 1762 A Prospector Avenue, Park City, Utah 84060, our telephone number is (435) 615-8338 and our fax number is (435) 615-9979. Such offices consist of approximately 2800 square feet. Our mailing address is PO Box 1929, Sandy, Utah 84091-1929.

We are currently evaluating the need for additional space and may relocate our office in the near future.


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

Subsequently, the decision of the Third Judicial District Court was set aside. Management has been in negotiations with the original holder of the 350,000 preferred shares and we do not believe that the ultimate settlement will have a material impact on our financial statements.

On August 26, 2002 our subsidiary, Healthcare Concierge, Inc., filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements. The defendant has been served and the action is currently in the discovery stages, accordingly, we are not able to assess our likelihood of success at this time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended October 31, 2002.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "VCTY." On February 3, 2003, the last sale price for our common stock on the OTC Bulletin Board was $0.25. Prior to March 2002 our shares traded under the symbol "VIDC." and prior to December 2000, our shares traded under the symbol "PVTC."

The following table sets forth the high and low bid quotations for our common stock for the preceding two fiscal years ended October 31, 2002 and 2001. The quotations have been adjusted to give effect to the .61-for-1 reverse stock split effected December 1, 2000 and the 1 for 10 reverse stock split effected March 1, 2002. Despite the publication of quotations during such periods, there was no significant trading volume and there existed no established trading market for the common stock of the company.

         2002                                                    High Bid     Low Bid
                                                                 --------     -------
                  First Quarter ended January 31, 2002           $   9.80     $   0.70
                  Second Quarter ended April 30, 2002            $   1.74     $   0.90
                  Third Quarter ended July 31, 2002              $   1.56     $   0.85
                  Fourth Quarter ended October 31, 2002          $   0.90     $   0.35
         2001
                  First Quarter ended January 31, 2001           $   4.00     $   4.00
                  Second Quarter    ended April 30, 2001         $   4.75     $   4.75
                  Third Quarter ended July 31, 2001              $   1.57     $   1.57
                  Fourth Quarter ended October 31, 2001          $   1.00     $   1.00

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

As of February 3, 2003, there were 119 holders of record of Videolocity's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by our transfer agent.

Recent Sales of Unregistered Securities

On December 4, 2000, we issued 3,028,076 shares of common stock to the 27 shareholders of Videolocity, Inc. to acquire that entity. On December 4, 2000, we also sold an aggregate of 610,000 shares of common stock to ten sophisticated investors for $500,000. The proceeds were used to further our Business Plan and for general corporate expenses. No underwriter was involved in the transactions and the shares were issued or sold by us directly to the shareholders and investors. In August 2001, we issued 15,000 shares of common stock as additional consideration and bonus interest on certain secured notes issued by us. Also in August 2001, we issued 20,000 shares to Millennium International, for services pursuant to a public relations agreement.

In November 2001, we issued 50,000 shares to WAJ Enterprises L.C. as additional consideration for a $300,000 loan to the Company. Also in November 2001, we issued 53,500 shares to five individuals including two of our Board of Directors as consideration and bonus interest for extending the due date of secured notes. In December 2001, we issued an additional 10,000 shares to Millennium International pursuant to its agreement for services. In February 2002, we issued an aggregate of 180,000 shares of our common stock to three persons in exchange for 600,000 shares of our Series A Preferred Stock, initially issued pursuant to our acquisition of 5th Digit Technologies, LLC. In March we issued 50,000 shares to Greenwood Tech pursuant to its agreement for services. In June and July 2002, we issued a total of 45,000 shares of our common stock to seventeen persons/companies as consideration and bonus interest for extending the due date of the secured notes. Also, in June 2002 we issued 325,000 shares to three persons/companies pursuant to agreements for services. In August 2002 we issued 355,000 shares to two persons for notes receivable from Videolocity.

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

Subsequent to October 31, 2002 we have issued the following securities: In November 2002 we issued 24,000 shares as consideration and bonus interest for extending the due date of certain secured notes.

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

Overview

We are a solution engineering and marketing company involved in the deployment of the DES and other advanced digital information and entertainment systems. DES delivers video-on-demand in near DVD quality, including movies and other videos, medical information and educational material to individuals, residents, hotel guests, and patients and attendants in the healthcare industry.

We are a development stage company and have not recognized revenues from operations. To date, our activities have been limited to developing the DES and other technologies. We are presently commencing the initial marketing of DES into various marketplaces in North America such as hospitality (hotels and resorts) and healthcare (hospitals, long-term care facilities and retirement centers) industries.

Plan of Operation

We intend to use our existing capital, together with proceeds from prospective future financings, to continue deployment and sales of DES, which includes high-speed Internet access. Management estimates that minimum expenses during the next twelve months will be approximately $1.8 million, consisting of $1.4 million in payroll, $90,000 for office rent, and $310,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be approximately $69,000 during the next twelve months. These expenses will be directed at further development of the DES and integration in television sets and other monitors. We will also incur substantial additional costs in connection with the manufacture and deployment of DES. Management further estimates that such costs will be a minimum of $10 million, but we are optimistic that we will be able to cover most of those costs from future long-term lease financing.

Currently, we do not intend to sell any hardware or software. Our business plan is to manufacture or purchase hardware and software and deploy our systems at no cost to the customer. It is anticipated that we will finance the system equipment and realize the majority of the revenue stream created by the end users. Presently, we do not anticipate any significant purchase or sale of plant or equipment. Additionally, we do not anticipate the addition of large numbers of employees because our business model calls for outsourcing any and all functions that would be directly related to the number of deployments. We are, and intend to remain, a technology company.

We anticipate generating future revenues from the delivery of video and other content to the end users of our DES, together with high-speed Internet access. Management believes that we will begin to realize revenues during our second fiscal quarter of 2003 from contracts currently signed and others being negotiated with hotel and healthcare properties. We will charge a fee for each movie or other item of content viewed through our system and/or high-speed Internet access and we will remit a portion of each fee to the studio or other content provider. Although we have not finalized our structure for content fees, the following is an estimate of content fees that we will charge end users:

        Internet access:       $ 6.95 to $ 11.95 for each 12 or 24 hour period
        Video-on-demand:       $ 5.95 to $ 12.95 per viewing
        Games:                 $ 2.95 to $ 6.95  for each 1 to 4 hour period

All prices are subject to change and may vary depending upon property location, usage volume and response to competition.

During the next twelve months, we plan to seek additional debt funding in the form of credit lines and capital leases for up to approximately $15 million. This would permit us to cover our minimum expenses described above and accelerate deployment of our DES. As of the date hereof, we have not formalized any new funding except for the equity line of credit with Cornell Capital. We can not give you any assurance that we will be able to secure such additional funding on favorable terms to us, or otherwise. We have entered into a $20 million equity line of credit agreement with Cornell Capital, which we anticipate will provide us with adequate working capital for at least the next 24 months. Without drawing against the equity line and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will not be sufficient to fund our cost of operations unless we obtain additional financing during that time in order to continue operations. In connection with our agreement with Cornell Capital, in July 2002 we filed a registration statement with the SEC on Form SB-2. To date, the registration statement has not been declared effective and there can be no assurance that we will finalize the registration statement or realize any funds from the agreement.

During  the  year  ended  October  31,  2002,  we  have  borrowed  approximately
$1,455,000 represented by notes payable at 8% simple interest from various individuals, including approximately $150,000 from related parties. Of the total approximately $355,000 was subsequently converted into shares of our common stock. These loans are evidenced by 8% notes with 90 day maturities and the funds are being used for general operational expenses.

On April 30, 2001, the Board of Directors unanimously authorized the sale at the price of $1.00 per share of up to 1 million shares of the Common Stock of Healthcare Concierge, Inc., formerly Videolocity Direct, Inc. Healthcare Concierge is 94% owned by Videolocity International, Inc. and the 1 million shares to be sold are currently issued and outstanding. Although we still intend to follow through with the sale of Healthcare Concierge shares, to date we have not taken any action to proceed with such a sale.

Our plan of operation is to use our existing capital together with the proceeds from future financings to complete development and commence deployment and sales of our video-on-demand system.

Recent Accounting Pronouncements

On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, we currently expect that the effect of SFAS No. 143 on our consolidated financial statements, when it becomes effective, will not be significant.

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

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires  that those  transactions  be  accounted  for in  accordance  with FASB
Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our consolidated financial statements.

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. We are currently reviewing SFAS 148.

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements as of and for the fiscal years ended October 31, 2002 and 2001 have been examined to the extent indicated in their report by Andersen Andersen & Strong, L.C., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned consolidated financial statements are included under Item 14 of this report, which financial statements are incorporated herein by reference in response to this Item 7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         This item is not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages, and titles of each of our directors and executive officers and employees expected to make a significant contribution to the Company.

         Name                     Age         Title
         ----                     ---         ------

         Dan Driscoll              45       Director
         Robert E. Holt            38       President / CEO / Director
         Larry R. McNeill          60       Director

         Cortney L. Taylor         41       CFO / Secretary / Treasurer
         Bennie L. Williams        65       Chairman of the Board / Director

         Martin P. Senn            40       COO  Videolocity, Inc. (subsidiary)


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

On September 5, 2002, the Board of Directors accepted the resignation of D. T. Norman as a director and secretary / treasurer of Videolocity International for personal reasons. Also on September 5, 2002, Dr. James P. Hill resigned as vice chairman and director of Videolocity International, Inc., citing time and travel constraints as his reason. The resignations of Douglas Meadows and Jerry E. Romney, Jr. as officers and directors were accepted in late 2001 each having resigned for personal reasons. Robert E. Holt and Dan Driscoll were elected to fill the vacancies on the Board of Directors created by the resignations.

Effective September 1, 2002, Cortney Taylor became our new chief financial officer. Mr. Taylor replaces Larry R. McNeill, who resigned as our CFO. Mr. McNeill remains a director.

Presently, we do not provide monetary compensation to directors for serving on our board of directors or the boards of our subsidiaries, or for attendance at board or committee meeting. We anticipate that as we acquire adequate funding, we will consider instituting a policy to compensate our directors. In that event, we believe that any proposed compensation will be equivalent to that of companies of similar size and stature as ours. We have issued compensation shares totaling 325,000 under our 2002 Stock Incentive and Stock Award Plan to our directors for past service rendered in 2000 and 2001.

Certain biographical information of our directors and officers is set forth below.

Dan Driscoll. Mr. Driscoll became a director in January 2002. Mr. Driscoll was a Senior VP of Business Development of the Wireless Division of CommScope, Inc. The CommScope Wireless Division was created in 1997; and Mr. Driscoll was a part of the sales and business development of the CommScope Wireless Division since 1998. CommScope Wireless Division produces cable, connectors and accessories for Wireless Telecom operators. Mr. Driscoll has 20 years experience in sales and business development in the Wireless Telecom arena. His expertise in developing strategic partners was instrumental in Hewlett Packard's entrance in the RF/Microwave component market through its purchase of Avantek. Mr. Driscoll holds both a BSBA and BSEE from Villanova University. He also holds multiple business certificates from PCS technology to process control programs. Mr. Driscoll has been chairman of the local Parks and Recreation of his community for the past 15 years and previously played football in the CFL and NFL.

Robert E. Holt. Mr. Holt joined Videolocity as President, CEO, and a Director in January 2002. Mr. Holt acted until January 2002 as Chief Operating Officer of Greenwood Technology Group. Prior to joining Greenwood Technology Group, Mr. Holt held a variety of positions with high-tech companies including Qualcomm Inc. from May 1997 to September 2001, where he was head of the Wireless Campus

Group, overseeing product development, marketing, and technology introduction. Mr. Holt served as a Director of Qualcomm Ventures and Wireless Infrastructure Products Division. He has 10 years with the U.S. Army Signal Corps, GTE Government Systems, PrimeCo PCS and Sprint PCS where he led the development and deployment of wireless networks in over thirty countries. His expertise is around the following issues: Strategic Planning/Partnership, Competitive Intelligence, Operations and Implementation. Mr. Holt has earned a Bachelor of Science degree in electrical engineering and a master of science degree in communications. He has also earned certification in project management, PCS technologies, call processing and systems engineering.

Larry R. McNeill. Mr. McNeill became a director in December 2000. From October 1998 to the present, Mr. McNeill has been the Chief Financial Officer of Theatre Candy Distributing Company, Inc. of Salt Lake City, Utah. In February 1996, Mr. McNeill retired from Salt Lake City based Smith's Food & Drug Centers, Inc. after 17 years as an executive officer of that company, most recently Senior Vice President of Corporate Development. Mr. McNeill is a director of Theatre Candy Distributing Company, Inc.; American Polymer Corp.; Water and Wellness Centers LLC; and Financial Services, LLC. He is the President of the West Valley Colonels Association and past president and founder of the Cystic Fibrosis Foundation of Utah. Mr. McNeill holds a B.A. degree in Business Administration, Economics and Russian, a MBA degree in Business Management, and is pursuing his Ph.D. in Business Administration. Effective September 1, 2002, Mr. McNeill resigned as our CFO, but remained as a director. He also resigned as CFO of Videolocity, Inc., Healthcare Concierge, Inc., Hospitality Concierge, Inc. and Videolocity Technologies, Inc.

Cortney Taylor. Mr. Taylor became our new chief financial officer effective September 1, 2002. Mr. Taylor is a CPA, a member of the UACPA and AICPA, and a member of the Utah State University, School of Accountancy Advisory Board. From November 1994 to August 2002, he was employed in the Utah offices of Grant Thornton, LLP as an assurance senior manager. Mr. Taylor holds B.S. and Masters of Accounting degrees from Utah State University

Bennie L. Williams. Mr. Williams was appointed Chairman and a director in June 2001. He has spent 36 years in the broadcasting industry in general management, sales management, marketing, promotion and advertising of several radio stations. Mr. Williams was Vice President of sales for Intermountain Radio Network, with 132 affiliates. From 1970 to 1987, he was Vice President of sales for Communications Investment Corporation's twelve owned and operated stations in Utah, Idaho and Montana. In addition he was general manager of KALL AM and KLCY FM until his retirement in 1988. At that time he founded his own company, a sole proprietorship named Business Idea Company of America, which was an investment portfolio management firm that also provided marketing, advertising and consulting services to select clients. Business Idea Company became inactive in the fourth quarter of 2001and never had any business relationship with Videolocity. Mr. Williams is currently serving his sixth year as Chairman of the Board of Governors of Shriners Hospital for Children, Intermountain, in Salt Lake City.

Martin P. Senn. From June 1999 until he joined Videolocity in November 2000, Mr. Senn was Vice President, Sales & Marketing of Teleflex Systems, Inc., a provider of state-of-the-art billing solutions, voice/data processing platforms, calling cards, and operator services software, where he handled public relations and corporate development. From May 1995 to June 1999, Mr. Senn served as Vice
President of Sales & Marketing for Teltrust Inc, forming and managing its Teleservices division and actively working on applications and designs with Teltrust's Internet division. From November 1993 to May 1995, Mr. Senn managed Online Reservations Systems, Inc., a Park City, Utah based company providing wholesale and retail travel operations. Mr. Senn holds a Masters degree in Travel Industry Management, Marketing and Languages from the University of Zurich, Switzerland. He speaks fluent English, German, Italian and French, and speaks conversational Spanish.

Committees of the Board of Directors

Our audit committee presently consists of Messrs. McNeill and Williams. The Committee is responsible for reviewing the scope of annual audits, considering specific problems and questions that arise during the course of audits, monitoring the adequacy of accounting and audit controls, and such other functions as the board of directors may from time to time delegate to it. Our audit committee must report to the board of directors when asked to do so.

The Board of Directors has not named replacements to the committee subsequent to the resignation of two directors during September 2002. The Board of Directors plans to re-evaluate the committees and the replacement of the board member in the near future.

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

We did not pay any compensation to any officer during the fiscal years ended October 31, 2000 and did not grant any stock options or restricted stock to our officers during that year.


                           Summary Compensation Table


                                                                       Other Annual   Restricted        All Other
Name and Principal Position         Year       Salary        Bonus     Compensation   Stock Award     Compensation
---------------------------         ----       ------        -----     ------------   -----------     ------------

Robert E. Holt                    2002      $190,000      $   --        $   --        $     --        $     --
   CEO, President, Director
Martin P. Senn                    2002      $141,000                    $   --        $     --        $     --
   COO Videolocity, Inc.


Jerry E. Romney                   2001      $125,000      $   --        $   --        $     --        $     --
  President and Director
Martin P. Senn,                   2001      $ 99,958      $   --        $   --        $     --        $     --
  COO Videolocity, Inc.

                      Option/SAR Grants in Last Fiscal Year

                       Number of    Percent of total
                       securities    options/SARs
                       underlying     granted to
  Name and            options/SARs    employees in    Exercise or base
Principal Position    granted(#)     fiscal year     price ($/Sh.)   date
------------------   ------------   ------------- -------------------------
Robert E. Holt,        90,000          48.5%         $   0.00      01-16-02
President, C.E.O.

--------------



              Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

                                                                              Number of Securities            Value of
                                                                             Underlying Unexercised          Unexercised
                                      Shares acquired                           Options/SARs at             In-the-Money
                                      On exercise(#)    Value Realized ($)      Fiscal Year End            Fiscal Year End

     Name and Principal Position                                           Exercisable/Unexercisable Exercisable/Unexercisable
     ---------------------------                                           ------------------------- -------------------------
     Robert E. Holt,                    110,000                 $ 115,600     80,000/80,000                   $ 0/$0
        President, C.E.O.

     Martin P. Senn,                      8,750                 $   8,475     85,000/85,000                   $ 0/$0
        Former President, COO

We have entered into employment agreements with all officers and employees that provide for payment of a base salary, a grant of plan units under the Videolocity, Inc. 2000 Stock Incentive Plan, the provision of medical insurance, vacation and other benefits, and contain other customary provisions.

On December 31, 2002 Martin P. Senn resigned as an officer, director and employee of Videolocity International Inc. and/or any of its subsidiaries and subsequently was hired as a consultant to Videolocity, Inc. Mr. Senn will be peforming substantially the same duties as a consultant to the company.

Stock Incentive Plans

The Videolocity, Inc. 2000 Stock Incentive Plan was adopted in connection with the acquisition of Videolocity, Inc. A total of 1,000,000 shares of common stock are reserved for issuance under the plan. . Plan awards with respect to 676,233 shares have been made to date and 416,249,of that total, have been cancelled or expired. To date, plan awards subject to vesting or that have been converted to stock total 259,984 shares. Plan awards with respect to 740,016 shares remain available for issuance under the Plan. All awards made under the Plan are made in plan units. Each plan unit becomes convertible at the option of the participant into one share of common stock on the date the vesting requirements for the plan units have been satisfied. The shares of common stock to be issued under the plan have been registered under the Securities Act of 1933. Awards granted to date generally provide vesting schedules over three years. If a plan participant voluntarily terminates his employment or is terminated for cause, any unvested plan awards will be forfeited. If a plan participant is terminated without cause, terminates for good reason (including a change of control), dies, or becomes disabled, any unvested plan awards will vest on the date of such termination. The following officers, employees and consultant have received a total of 41,684 shares under the Videolocity Inc 2000 Stock Incentive Plan through October 31, 2002: Robert E. Holt, Martin P. Senn, Cortney L. Taylor, Jay Muse, Aaron Smith, Shane McNeill, Jerry E. Romney, Jr., Luigi A. DeAngelis, David M. Smith, Joshua L. Hamer, Willford T. Lee, and Steven Fogarty.

On March 26, 2002 we adopted an omnibus stock option and stock award plan. A total of 500,000 shares of common stock are reserved for issuance under the plan. To date, 467,855 shares have been awarded under the plan. The Stock Option and Stock Award Plan is to be administered either by the Board of Directors or by a committee to be appointed from time to time by the Board. Awards granted under the Stock Option and Stock Award Plan may be stock options, appreciation rights, or stock awards which are awarded to employees, including officers and directors, who, in the opinion of the board or the committee, have contributed, or are expected to contribute, materially to the success of the Videolocity. In addition, at the discretion of the Board or the committee, options or bonus stock may be granted to individuals who are non employees but contribute to the success of Videolocity. All of our employees, officers, directors and consultants are eligible to participate under the Stock Option and Stock Award Plan. We have issued a total of 92,855 to consultants and have issued compensation shares totaling 325,000 under our 2002 Stock Incentive and Stock Award Plan to our directors for past service rendered in 2000 and 2001. Those current and former directors receiving shares were:

           Robert E. Holt                               100,000 shares
           Dan Driscoll                                 100,000 shares
           Bennie L. Williams                            25,000 shares
           Larry R. McNeill                              25,000 shares
           D. T. Norman (former director)                25,000 shares
           James P. Hill (former director)               25,000 shares
           Lawrence Turel (former director)              25,000 shares

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information, to the best of our knowledge as of February 4, 2003, regarding beneficial ownership of our common stock by:


         * each person known to us to own beneficially more than 5% of our common stock;

         *    each of the named executive officers;

         * each or our directors; and * all executive officers and directors as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable, or exercisable within 60 days of October 31, 2002, are counted as outstanding. These shares, however, are not counted as outstanding for purposes of computing the percentage ownership of any other person. Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.

         Unless otherwise indicated, the address for each beneficial owner is Videolocity International, Inc. PO Box 1929, Sandy, Utah 84091

Title                                                        Number of        Percent
of Class      Name                                           Shares Owned(1)   of Class
--------      ----                                           ---------------   --------
Principal Shareholders
Common        D. T. Norman                                     300,000           5.1%
Common        Dr. James P. Hill(2)                             650,001          11.1%

Officers and Directors(3)
Common        Dan Driscoll                                     225,122           3.8%
Common        Robert E. Holt                                   115,000           2.0%
Common        Larry McNeill(4)                                 266,000           4.5%
Common        Martin P. Senn(5)                                 41,875           0.7%
Common        Cortney L. Taylor                                  1,500           0.0%
Common        Bennie L. Williams                               335,000           5.7%
Common        All Officers and Directors as a                  984,427          16.8%
              Group (6 persons) as of February 4, 2003.

         (1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.
         (2) Includes 625,001 shares held of record by a limited liability company of which Dr. Hill is the manager.

         (3) The address for each of Videolocity's officers and directors is PO Box 1929, Sandy, Utah 84091.
         (4) Includes 30,000 shares held of record by a limited liability company of which Mr. McNeill is the manager.
         (5) Includes 31,250 shares held of record by a limited liability company of which Mr. Senn is the manager.


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

The following persons purchased shares of our common stock in the private placement of 610,000 shares completed on December 4, 2000 immediately following the acquisition of Videolocity, Inc.: Stephen B. Cluff, a former officer and director, 12,200 shares; Kirk Schneider, a former greater than 5% shareholder, 61,000 shares; Mark Schneider, a former greater than 5% shareholder, 54,900 shares; Noland Schneider, the father of Kirk Schneider and Mark Schneider,
122,000  shares;  and  Jeri  Staten,  the  sister  of Kirk  Schneider  and  Mark
Schneider, 61,000 shares. Such persons purchased the shares at a price of approximately $0.164 per share, which was the same price paid by the other purchasers in the private placement. Noland Schneider provided assistance in locating an entity to be used in the acquisition of Videolocity, Inc. and assisted in negotiating the terms of the reorganization, but did not receive any compensation for such activities.

In July 2001, two of our current directors Larry R. McNeill and Bennie L. Williams loaned to us $135,000 and $100,000, respectively, pursuant to certain 60-day secured notes issued by us. The notes have been extended to January 1, 2003. As additional consideration for the loans, we issued to Mr. NcNeill and Mr. Williams 67,500 shares and 50,000 shares, respectively, of Videolocity Direct, Inc. common stock (now known as Healthcare Concierge, Inc.). As consideration for extending the term of the notes, we issued to Mr. NcNeill and Mr. Williams 135,000 shares and 100,000 shares, respectively, of Videolocity International, Inc. common stock. A former director, D.T. Norman, through ISOZ, L.C. of which she is the manager, also loaned to us in July 2001 an aggregate of $215,000 pursuant to the secured notes. During the fiscal year ended October 2002, former director D.T. Norman volunteered on behalf of ISOZ, L.C. to contribute back to the Company a total of 50,000 shares of common stock to offset some of the additional shares that the Company had issued as consideration to acquire certain loans. All of the aforementioned notes remain outstanding as of the date hereof.

During the fiscal year ended October 31, 2002 the Company borrowed $125,000 from Dan Driscoll and $25,000 from Robert E. Holt represented by notes payable at 8 percent simple interest. Dan Driscoll subsequently converted the loan to 125,000 shares of Videolocity International, Inc. common stock.

ITEM 13.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of documents filed as part of this report:

         1.   Financial Statements - Included in Part II, Item 7 of this report

                    Report of Independent Certified Public Accountant

                    Consolidated Balance Sheet as of October 31, 2002

                    Consolidated Statements of Operations for the year ended October 31, 2002 and the year ended October 31, 2001 and the period May 26, 2000 (inception) to October 31, 2002.

                    Statement of Changes in Stockholders' Deficit for the period May 26, 2000 (inception) to October 31, 2002

                    Consolidated Statements of Cash Flows for the year ended October 31, 2002 and the year ended October 31, 2001 and the period May 26, 2000 (inception) to October 31, 2002.

                    Notes to Financial Statements


         2.   List of Exhibits


Exhibit  No.                                Description of Exhibit
-------  ---                                ----------------------

  2.1(1) Agreement and Plan of Reorganization With Pine View Technologies, Inc. Dated as of November 15, 2000

  2.2(2) Articles of Merger Between Pine View Merger Co. and Videolocity, Inc. Dated December 1, 2000

  3.1(3)      Amended and Restated Articles of Incorporation

  3.2(4)      By-Laws

  3.3(5) Designation of Rights, Preferences and Privileges for the Series B Voting Preferred Stock of Videolocity International, Inc.

 10.1(6)      License   Agreement   Between    Videolocity,    Inc.    (formerly
              Moviesonline, Inc.) and Merit Studios, Inc. dated October 27, 2000

10.1(a)(4)    Amended and Restated License Agreement [Video] between  Videolcity
              Direct, Inc. and Merit Studios, Inc. dated effective as of October
              27, 2000

10.2(4) Services Agreement between Videolocity International, Inc. and Sinclair-Davis Filing Trading Corp. dated as of April 26, 2001

-----------------------------

10.3(5) Additional Technology License Agreement dated May 29, 2001, between Videolocity Direct, Inc. and Merit Studios, Inc.

10.4(6)       Equity Line of Credit  Agreement  with Cornell  Capital  Partners,
              L.P.

10.5(6) Registration Rights Agreement with Cornell Capital Partners, L.P. related to Equity Line of Credit Agreement

10.6(6) Escrow Agreement with Cornell Capital Partners, L.P., Butler Gonzalez LLP and First Union National Bank, related to Equity Line of Credit Agreement

10.7(6) Placement Agent Agreement with Westrock Advisors, Inc., related to Equity Line of Credit Agreement

10.8(6)       Employment Agreement with Robert E. Holt

10.9(6)       Employment Agreement with Martin P. Senn

10.10(6)      Lease of Prospector Square Facility and Extension

10.11(6)      UCC-1 Security Agreement

10.12(6) Amendment to Agreement of Purchase and Reassignment with Merit Studios, Inc.

10.13(6)      Employment Agreement with Cortney Taylor

10.14(6)      Settlement Agreement with 5th Digit, LLC and Istream TV

10.15(6)      Strategic Alliance Agreement with OnSat Network Communications

10.16(6)      Tech Flex Funding Dealer Marketing Agreement

10.17(6)      Value Added Reseller Agreement with Viator Networks, Inc.

10.18(6)      Specimen promissory note

21.1(6)       Subsidiaries

99.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of C.F.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------------

(1) Incorporated by reference to the Form 10-KSB for the fiscal year ended October 31, 2000.

(2) Incorporated by reference to the registration statement on Form S-18 filed with the Commission, SEC file no. 33-2310-D.

(3) Incorporated by reference to the Form 10-QSB for the period ended January 31, 2001.

(4) Incorporated by reference to the Form 10-QSB for the period ended April 30, 2001.

(5) Incorporated by reference to the Form 10-QSB for the period ended July 31, 2001.

(6)      Filed as exhibit to Form 10-SB registration statement

DUE TO UNFORESEEN CIRCUMSTANCES, THE AUDITORS' LETTER HAS BEEN OMITTED IN THIS FILING AND WILL BE INCLUDED IN AN AMENDMENT TO FOLLOW.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                October 31, 2002

                                     ASSETS

CURRENT ASSETS
    Cash                                                              $    31,297
    Accounts receivable, net of allowance for bad debts of $441,000       159,000
    Prepaid expenses                                                        2,900
                                                                      -----------

             Total current assets                                         193,197

PROPERTY AND Equipment, at cost, net                                       88,158
                                                                      -----------

                                                                      $   281,355
                                                                      ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                  $    99,576
    Accrued liabilities                                                    81,402
    Accrued interest payable                                              126,090
    Notes payable - related parties                                       260,000
    Notes payable                                                       1,589,800
                                                                      -----------
                                                                        1,849,800
                                                                      -----------

             Total current liabilities                                  2,156,868

    Minority interests                                                      4,866

COMMITMENTS AND CONTINGENCIES (Notes B, D, I, N and O)                       --

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 50,000,000 shares
      authorized, 5,876,596 issued and outstanding                    $     5,877
      Additional paid-in capital                                        3,709,355
    Deficit accumulated during the development stage                   (5,595,611)
                                                                      -----------

             Total stockholders' deficit                               (1,880,379)
                                                                      -----------

                                                                      $   281,355
                                                                      ===========



         The accompanying notes are an integral part of this statement.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Cumulative
                                                                                       From
                                                                                      May 26
                                                                                 2000 (inception)
                                                    Year ended     Year ended        Through
                                                    October 31,    October 31,     October 31,
                                                       2002           2001            2002
                                                    -----------    -----------    -----------

Revenue                                             $      --      $      --      $      --
                                                    -----------    -----------    -----------

Operating expenses
    Salaries, payroll taxes and employee benefits       987,169        657,566      1,717,582
    Professional fees and consultants                   699,652        182,726        913,061
    Rent                                                 78,000         62,207        163,305
    Other                                               492,109        332,187        824,296
    Bad debts                                           191,000        250,000        441,000
    Write off of goodwill                                  --          958,628        958,628
    Utilities                                            22,929         20,265         46,344
    Travel and conventions                               43,766         98,777        142,543
    Gain on transfer of license agreement                  --         (114,509)      (114,509)
    Depreciation and amortization                        24,150         69,260         93,410
                                                    -----------    -----------    -----------

             Total operating expenses                 2,538,775      2,517,107      5,185,660
                                                    -----------    -----------    -----------

Operating loss                                       (2,538,775)    (2,517,089)    (5,185,660)

Interest and beneficial conversion                     (547,263)      (201,449)      (748,712)

Gain on sale of investment stock, net                      --          338,049        338,049

Interest income                                            --            5,578          5,578

Minority interests                                         (172)        (4,694)        (4,866)
                                                    -----------    -----------    -----------

             Loss before income taxes                (3,086,210)    (2,379,623)    (5,595,611)

Income taxes                                               --             --             --
                                                    -----------    -----------    -----------

             NET LOSS                               $(3,086,210)   $(2,379,623)   $(5,595,611)
                                                    ===========    ===========    ===========

Loss per share - basic and diluted (Note J)         $     (0.61)   $     (1.48)   $     (2.07)
                                                    ===========    ===========    ===========

Weighted-average shares outstanding -
    basic and diluted  (Note J)                       5,104,808      4,296,028      4,625,380
                                                    ===========    ===========    ===========


         The accompanying notes are an integral part of this statement.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

             For the period May 26, 2000 (inception) through October
               31, 2000, the year ended October 31, 2001, and the
                           year ended October 31, 2002

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                        Additional      during the
                                                  Preferred stock             Common stock               paid-in       Development
                                               Shares         Amount        Shares         Amount        capital          Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at May 26, 2000 (inception)                --      $      --             --      $      --      $      --      $      --

Issuance of common stock                           --             --          640,610            641         85,685           --

Net loss for the period                            --             --             --             --             --         (129,778)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2000                        --             --          640,610            641         85,685       (129,778)

Issuance of Series A preferred stock            950,000            950           --             --          949,050           --

Issuance of common stock for acquisition
   of Videolocity, Inc.                            --             --        3,028,076          3,028        386,092           --

Provision for redemption value of
   preferred stock                                 --             --             --             --       (3,957,380)          --

Issuance of common stock for:

         Services                                  --             --           20,000             20         19,980           --

         Cash                                      --             --          610,000            610        499,390           --

         Stock incentive plans                     --             --            5,000              5          4,995           --

         Bonus interest and extensions             --             --           15,000             15         74,985           --
of debt

Net loss for the year                              --             --             --             --             --       (2,379,623)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2001                     950,000            950      4,318,686          4,319     (1,937,203)    (2,509,401)

Redemption and cancellation of preferred
   stock                                       (950,000)          (950)       180,000            180      3,957,380           --

Cancellation of common stock                       --             --          (50,000)           (50)            50           --

Interest expense recognized on
   beneficial conversion feature on                --             --             --             --          303,900           --
   notes payable

Issuance of common stock for:

    Bonus interest and extensions on debt          --             --          148,500            149        132,493           --

                       Conversion of debt          --             --          355,000            355        354,645           --

                                 Services          --             --          419,871            419        444,453           --

                              Stock plans          --             --          504,539            505        453,637           --

Net loss for the year                              --             --             --             --             --       (3,086,210)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2002                        --      $      --        5,876,596    $     5,877    $ 3,709,355    $(5,595,611)
                                            ===========    ===========    ===========    ===========    ===========    ===========



         The accompanying notes are an integral part of this statement.


                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Cumulative
                                                                                         From
                                                                                        May 26,
                                                                                   2000 (inception)
                                                        Year ended    Year ended       Through
                                                       October 31,    October 31,     October 31,
                                                           2002          2001           2002
                                                       -----------    -----------    -----------
Increase (decrease) in cash
Cash flows from operating activities
   Net loss                                            $(3,086,210)   $(2,379,623)   $(5,595,611)
   Adjustments to reconcile net loss to net
     cash used in operating activities
         Provision for depreciation and amortization        24,150         69,260         93,410
         Provision for bad debts                           191,000        250,000        441,000
         Gain on sale of investment stock                     --         (338,049)      (338,049)
         Gain on transfer of license                          --         (114,509)      (114,509)
         Provision for write-off of goodwill                  --          958,628        958,628
         Interest expense recognized on beneficial
           conversion                                      303,900           --          303,900
         Issuance of stock for interest, net               132,642         75,000        164,199
         Issuance of stock for services                    444,402         20,000        539,185
         Issuance of stock under stock plans               454,142          5,000        422,502
         Minority interests                                   (172)         5,038          4,866
         Changes in assets and liabilities
            Other assets                                     1,832          5,924         (2,900)
            Accrued liabilities                             81,402           --           81,402
            Accounts payable                               (43,547)       123,204         99,576
            Accrued interest                               111,841         13,949        126,090
                                                       -----------    -----------    -----------

              Total adjustments                          1,701,592      1,073,445      2,779,300
                                                       -----------    -----------    -----------

              Net cash used in
                operating activities                    (1,384,618)    (1,306,178)    (2,816,311)
                                                       -----------    -----------    -----------

Cash flows from investing activities
   Purchase of property and equipment                      (39,296)       (78,763)      (118,059)
   Investment stock and Licenses                              --          541,047        565,190
   Acquisition costs of goodwill                              --           (8,629)        (8,629)
   Increase in notes receivable                               --         (600,000)      (600,000)
                                                       -----------    -----------    -----------

              Net cash used in
                investing activities                       (39,296)      (146,345)      (161,498)
                                                       -----------    -----------    -----------

                                   (continued)


                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (CONTINUED)

                                                                                   Cumulative
                                                                                      From
                                                                                     May 26,
                                                                                2000 (inception)
                                                     Year ended    Year ended       Through
                                                    October 31,    October 31,     October 31,
                                                        2002          2001           2002
                                                    -----------    -----------    -----------
    Cash flow from financing activities
       Increase in notes payable                      1,454,800       550,000      2,209,800
       Issuance of stock for cash                          --         500,000        799,306
                                                    -----------   -----------    -----------

                  Net cash provided by
                    financing activities              1,454,800     1,050,000      3,009,106
                                                    -----------   -----------    -----------

                  Net increase (decrease) in cash        30,886      (402,523)        31,297

Cash at beginning of period                                 411       402,934           --
                                                    -----------   -----------    -----------

Cash at end of period                               $    31,297   $       411    $    31,297
                                                    ===========   ===========    ===========


Supplemental disclosures of cash flow information

    Cash paid during the period for
       Interest                                     $      --     $      --      $      --
       Income taxes                                        --            --             --

Noncash investing and financing activities

During 2002, approximately $360,000 of notes payable were converted to common stock.

         The accompanying notes are an integral part of this statement.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000 (inception) through October
              31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.       Organization and business activity
         ----------------------------------
       Videolocity International, Inc. (the Company) is a Nevada corporation organized on November 5, 1985 under the name Pine View Technologies. On November 27, 2000 the Company's name was changed to Videolocity International, Inc. On December 4, 2000, the Company acquired Videolocity Inc. in a transaction recorded as a recapitalization of the Company with the Company being the legal survivor and Videolocity Inc. being the accounting survivor and the operating entity. Videolocity, Inc., the accounting survivor, was founded on May 26, 2000. The Company and its subsidiaries were established to develop and market systems, products, and solutions for the delivery of video, high speed internet access, and other content to end users such as hotels, hospitals, and condominiums on demand.

       At October 31, 2002 the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and, as such, the Company has had no revenue from its planned principal operations.

       On December 1, 2000, the Company completed a reverse stock split of our issued and outstanding shares on a 0.61 share for one share basis. On March 1, 2002 the Company completed a reverse common stock split of one share for ten outstanding shares. This report has been completed showing after stock split shares from inception.

2.       Principles of consolidation
         ---------------------------
       The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries, Videolocity Inc., Videolocity Technologies Inc., Hospitality Concierge Inc., Videolocity Direct, Inc., Fifth Digit Technologies, LLC. and the Company's 94 percent owned subsidiary Healthcare Concierge, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.       Use of estimates
         ----------------
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting periods. Actual results could differ from those estimates.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000 (inception) through October
              31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4.       Revenue recognition
         -------------------
       The Company will be installing the equipment needed to deliver digital entertainment, video on demand, games and informational content to selected end users such as hotels, hospitals, and condominiums. The Company plans to recognize pay-per-view revenue at the time of viewing, net of estimated denials. The Company will receive approximately 80 percent of the revenues.

       Revenue from other subscriber services will be recognized in the period that services are delivered. Revenue from the sale of video-on-demand systems will be recognized when the equipment is installed and operable and there are no future obligations. In addition to video and games on demand, revenue from high-speed internet access will be recognized in the period when access is provided.

5.       Depreciation and amortization
         -----------------------------
       Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight-line method of depreciation is followed for financial reporting purposes. Accelerated methods of depreciation are used for tax purposes.

6.       Cash and cash equivalents
         -------------------------

       The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

7.       Fair value of financial instruments
         -----------------------------------

       The carrying value of the Company's cash, accounts receivable, accounts payable, accruals and notes payable approximate their fair values due to their short-term nature.

8.       Income taxes
         ------------
       The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000 (inception) through October
              31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

9.       Research and development costs
         ------------------------------

       The Company conducts research and development to develop new products or product improvements/enhancements. Research and development costs have been charged to expense as incurred.

10.      Stock options
         -------------
       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options as allowed under FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS
       123).

11.      Concentrations
         --------------
       Financial instruments that potentially subject the Company to significant concentration of credit risk consists of a note receivable.

12.      Loss per share
         --------------
       Basic earnings (loss) per share (EPS) are calculated by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes F and K are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

13.      Advertising costs
         -----------------
       Advertising and marketing costs are expensed as incurred.

14.      Reclassifications
         -----------------
       Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000 (inception) through October
              31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002

NOTE B - REALIZATION OF ASSETS

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $5,595,611 from May 26, 2000 (inception) through October 31, 2002 including a loss of $3,086,210 for the year ended October 31, 2002. Current liabilities exceed current assets by $1,963,671 at October 31, 2002. The Company is a development stage enterprise and has not generated revenue from operations from May 26 (inception) through October 31, 2002.

       In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its current obligations on a continuing basis, to obtain financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE C - RECAPITALIZATION

       On December 4, 2000, the Company (formerly Pine View Technologies, Inc.) acquired Videolocity Inc. The combination of Videolocity Inc. and the Company was recorded as a recapitalization of the Company with the Company being the legal survivor and Videolocity Inc. being the accounting survivor. Videolocity, Inc. the accounting survivor, was founded on May 26, 2000. After the recapitalization approximately 82 percent of the outstanding shares of the Company were held by former stockholders of Videolocity, Inc.

NOTE D - NOTE RECEIVABLE

       The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as security valued at approximately $159,000 at October 31, 2002. The Company has recorded an allowance for bad debt totaling $441,000, reducing the note receivable to the value of the collateral. The Company has started a legal action against Merit Studios, Inc. toward collection of the note receivable.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000 (inception) through October
              31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002

NOTE E - PROPERTY AND EQUIPMENT

       Property and equipment, at cost, and estimated useful lives are as follows:

                                                        Amount         Years
                                                     -----------   ------------
 Equipment                                          $    34,851         3-5
 Digital Entertainment System                            83,213          5
                                                     -----------   ------------

 Less accumulated depreciation and amortization
                                                         29,906
                                                     -----------
                                                    $    88,158
                                                     ===========


NOTE F - NOTES PAYABLE

       At October 31, 2002, the Company has notes payable totaling $1,849,000 due to various individuals and companies including $260,000 to current related parties including Board of Directors and Management. Of the total, $1,749,000 is written at 8 percent simple interest and $100,000 is written at 12 percent simple interest.

       The Company originated approximately $1,455,000 in notes payable during the year ended October 31, 2002 with $562,800 of the total being convertible into stock at the option of the debt holder. Of the total amount convertible, $412,800 was convertible at $1.00 per share and $150,000 was convertible at $0.20 per share. The conversion amount was less than the market price of the stock on the date of issuance and was convertible from the date of issuance which results in a beneficial conversion feature. The beneficial conversion feature was recorded as an additional noncash charge to interest expense and was recognized in the period when the debt became convertible. For the year ended October 31, 2002 the beneficial conversion feature resulted in an increase of interest expense of $303,900. During 2002, approximately $355,000 of the original amounts that were convertible at $1.00 per share were converted to common stock leaving a total of approximately $207,800 that is convertible at October 31, 2002.

       On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $235,000 to current related parties, as security, in exchange for an extension of maturity dates to September 2002. The notes payable have maturities or have obtained extensions on the notes payable under the UCC-1 as follows: $45,000 matures during October 2002, $520,000 matures on November 1, 2002, $400,000 matures on November 30, 2002 and 535,000 matures on January 1, 2003. The Company is actively pursuing further extension on the notes payable.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000 (inception) through October
              31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002

NOTE G - INCOME TAXES

       The Company has sustained losses in all periods presented. Consequently, there is no income tax provision or benefit for the periods presented. Reconciliation of income taxes computed at the federal statutory rate and income tax expense are as follows:


                                                                            Cumulative
                                                                              from
                                                                              May 28,
                                                                         2000 (inception)
                                               Year ended     Year ended     Through
                                               October 31,    October 31,   October 31,
                                                  2002           2001         2002
                                             ------------   ------------   ------------
             Current
    Federal income taxes at
      statutory rate                         $(1,049,252)   $  (807,476)   $(1,900,853)
    State income taxes net for
      federal benefit                            (91,811)       (78,366)      (194,761)
 Change in valuation allowance                 1,037,737        885,842      1,992,288
 Other                                           103,326           --          103,326

Deferred                                            --             --             --
                                             ------------   ------------   ------------
                                             $      --      $      --      $      --
                          Total
                                             ============   ============   ============

       Deferred taxes consist of the following:

                                             Year ended      Year ended
                                             October 31,    October 31,
                                                2002            2001
                                             ------------   ------------
  Current deferred taxes
   Allowance for doubtful accounts           $    164,493    $    93,250
                                             ------------    -----------
           Total                                  164,493         93,250
   Less valuation allowance                    (1,992,288)      (954,551)
                                             ------------   ------------
           Total                               (1,827,795)      (861,301)
Long term deferred taxes
   Accumulated depreciation                        (7,054)          --
   Net operating losses                         1,834,849        861,301
                                             ------------   ------------
           Total                             $  1,827,795    $   861,301
                                             ------------   ------------
                                                    --             --
                                              ===========    ===========

       There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was $1,037,737 for the year ended October 31, 2002 ($885,842 for the year ended October 31, 2001 and $1,992,288 for the period May 28, 2000 (inception) through October 31,
       2002).

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000 (inception) through October
              31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002

       As of October 31, 2002, the Company had net operating loss carryforwards for tax reporting purposes of approximately $4,920,000 expiring through 2022.

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

       On October 31, 2001 (amended on November 2, 2001), the Company, through its subsidiary Videolocity Direct, Inc., agreed to sell and reassign the two license agreements to Merit Studios Inc. The terms of the agreement included a note receivable of $600,000 due to Videolocity Direct, Inc. (subsidiary) within 120 days from October 31, 2001 with no interest, the return of 2,500,000 common shares of Videolocity Direct, Inc., which were returned to Videolocity Direct, Inc. and cancelled on November 11, 2001, and the reassignment of the 1,000,000 common shares of Merit Studios Inc. held by Videolocity Inc. (subsidiary). The shares in Merit Studios Inc. will be held as security until the note receivable is paid. Videolocity Direct, Inc. changed its name to Healthcare Concierge Inc. on December 31, 2001.

NOTE I - REDEEMABLE PREFERRED CAPITAL STOCK

       During December 2000 the Company issued 40,000 shares of series B preferred stock and also issued 950,000 shares of series A preferred stock and for the purchase of 5th Digit Technologies, LLC. During March 2001 the sale of the series B preferred stock was rescinded and all monies paid were returned. During 2002, the Company exchanged 600,000 of the outstanding series A preferred shares for 180,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action.

       On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further adjudged and decreed that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002.

       Subsequently, the decision of the Third Judicial District Court was set aside. Management has been in negotiations with the original holder of the 350,000 preferred shares and have reached a tentative agreement. Management does not believe that the final settlement will have a material impact on our financial statements

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000 (inception) through October
              31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002

NOTE J - LOSS PER SHARE

       The following data show the amounts used in computing net earnings (loss) per common share, including the effect on net earnings (loss) for preferred stock dividends. For 2001, earnings (loss) applicable to common stock includes a noncash imputed dividend to the preferred shareholders. The imputed dividend equals the accretion of the redemption value on the Preferred Stock.

                                                                                                     May 26,
                                                                                                2000 (inception)
                                                                                                     Through
                                                               Year ended October 31,              October 31,
                                                                2002             2001                2002
                                                           ---------------   --------------    ------------------

         Net earnings (loss)                            $     (3,086,210) $    (2,379,623)          (5,595,611)
         Imputed dividends on preferred stock                       --         (3,957,380)          (3,957,380)
                                                           ---------------   --------------    ------------------
         Net earnings (loss) applicable to common stock
                                                        $     (3,086,210) $     (6,337,003)         (9,552,991)
                                                           ===============   ==============    ==================

       The following data was used in computing loss per share:
                                                                                                    May 26,
                                                                                                2000 (inception)
                                                              Year ended       Year ended           Through
                                                             October 31,       October 31,        October 31,
                                                                 2002             2001                2002
                                                            --------------   --------------    -----------------
         Shares outstanding entire period                       4,318,686        4,278,686             4,278,686
         Net weighted-average shares issued during
            period                                                786,122           17,342              346,594
                                                            --------------   --------------    -----------------

         Weighted average number of common shares and
            dilutive potential common shares used in            5,104,808        4,296,028            4,625,380
            diluted EPS                                     ==============   ==============    =================


       Shares issued in connection with the recapitalization have been included in the calculation of loss per share as though they were outstanding from inception.

       Earnings (loss) per share - basic and diluted
                                       43

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000 (inception) through October
              31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002

                                                                                                     From
                                                             Year ended        Year ended        May 26, 2000
                                                             October 31,       October 31,         Through
                                                                2002             2001           Oct. 31, 2002
                                                           ---------------   --------------    -----------------
         Earnings (loss) before imputed
            dividend                                     $         (0.61)  $         (0.56)            (1.21)
         Imputed dividend - (accretion)                                -             (0.92)            (0.86)
                                                           ---------------   --------------    -----------------

         Earnings (loss) per share attributable
            to common shareholders - basic
            and diluted                                 $          (0.61)  $         (1.48)            (2.07)
                                                           ===============   ==============    =================

NOTE K - STOCK INCENTIVE PLANS

       On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified key employees. The Company reserved 1,000,000 common shares that can be issued under the plan. Awards made under the plan are issued in units with each unit being convertible into one share of common stock at the option of the holder. The plan units vest, generally, over three years as specified in each individual grant. The individual units are issued with a strike price of $0.00. Accordingly, compensation expense is incurred by the Company over the vesting periods and is calculated using the stock price on the grant date times the number of shares vesting. The Company recognized approximately $37,500 of compensation expense with the issuance of 36,684 shares of stock under vesting schedules. Changes in the Company's stock incentive plan units are as follows:

                                                              Weighted-
                                                             grant date
                                                             fair value
                                             Plan units    per plan unit

        Outstanding at May 26 (inception)      --             $--
Granted                                        --              --
Vested                                         --              --
Canceled or expired                            --              --
                                             -------

       Outstanding at October 31, 2000         --              --
Granted                                     490,833               1.13
Vested                                        5,000               1.00
Canceled or expired                            --              --
                                             -------

       Outstanding at October 31, 2001      485,833               1.14
Granted                                     185,400               1.08
Vested                                       36,684               1.35
Canceled or expired                         416,249               1.01
                                            -------

       Outstanding at October 31, 2002      218,300               1.30
                                            =======

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000 (inception) through October
              31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002

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

       The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. The Company records expense as options vest based on the fair market value of the stock at the date of individual grants. The Company issued 467,855 shares under the Plan during the year ended October 31, 2002 and recorded approximately $417,000 of expense related to the issuance. At October 31, 2002 there are no additional shares granted.

NOTE L - RELATED PARTY TRANSACTIONS

       As of October 31, 2002 the Company has loans from current directors, and officers total $260,000. Also, a former director is the manager of a private entity that made short term loans at 8 percent simple interest to the Company totaling $215,000.

       During the fiscal year ended October 31, 2002 the Comapany paid approximately $32,500 to a former director for office space ($22,500 in the fiscal year ended October 31, 2001).

       A former director of the Company caused the voluntary contribution and cancellation of 50,000 shares.

NOTE M - EQUITY LINE OF CREDIT AGREEMENT

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

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000 (inception) through October
              31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002

NOTE N - COMMITMENTS AND CONTINGINCIES

       The Company is obligated under office leases totaling $6,500 per month through December 2002. Rent expense was $78,000, 62,207 and $163,305, respectively, for the years ended October 31, 2002, October 31, 2001 and for the period May 28, 2000 (inception) through October 31, 2002.

       On August 26, 2002 our subsidiary, Healthcare Concierge, Inc., filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements. The action is in the initial stages and, accordingly, we are not able to assess our likelihood of success at this time.



NOTE O - SUBSEQUENT EVENTS

       On February 6th, 2003 the Company receieved a formal notice of default from ISOZ, LC regarding the $215,000 note payable to ISOZ, LC.

       During December 2002 the Company borrowed $350,000 that is convertible at the option of the lender at $0.20 per share. The lender was also granted 50,000 shares of Videolocity International, Inc. common stock to be issued and 3.0 percent of all net revenues of all Hospitality,
       Healthcare, Convention, Education, Assisted Living and Timeshare properties contracted by the Company within the States of Nevada, Idaho, Montana, and Washington.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Videolocity International, Inc.
                                                (Registrant)


Date: February 13, 2003         By:  /s/ BENNIE L. WILLIAMS
                                     -------------------------------------------
                                         Bennie L. Williams, Chairman

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  February 13, 2003        By:  /s/ BENNIE L. WILLIAMS
                                     -------------------------------------------
                                         Bennie L. Williams
                                         Chairman and Director
                                         (Principal Executive Officer)



Dated:  February 13, 2003       By:   /s/ LARRY R. MCNEILL
                                     -------------------------------------------
                                          Larry R. McNeill
                                          Director


Dated:  February 13, 2003       By:  /s/ ROBERT E. HOLT
                                     -------------------------------------------
                                         Robert E. Holt, President
                                         and Director



Dated:  February 13, 2003       By:   /s/ DAN DRISCOLL
                                     -------------------------------------------
                                          Dan Driscoll, Vice President
                                          Corporate Development and Director


Dated:  February 13, 2003       By:  /s/  Cortney L. Taylor
                                     -------------------------------------------
                                          Cortney L. Taylor, CFO (Principal
                                          Financial and Accounting Officer)

                                                               Certifications
                                                               --------------

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I,   Robert  E.  Holt,   Chief   Executive   Officer   of   Videolocity
International, Inc. (the "registrant"), certify that:

         1.       I  have   reviewed  this  annual  report  on  Form  10-KSB  of
         Videolocity International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarlerly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003



/s/   Robert E. Holt
-----------------------------
      Robert E. Holt
      Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I,  Cortney  L.  Taylor,   Chief   Financial   Officer  of  Videolocity
International, Inc. (the "registrant"), certify that:

         1.       I  have   reviewed  this  annual  report  on  Form  10-KSB  of
         Videolocity International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003


/s/   Cortney L. Taylor
-----------------------------------
      Cortney L. Taylor
      Chief Financial Officer