Form 10KSB/A
period 2002-10-31
VIDEOLOCITY INTERNATIONAL INC
filed 2003-02-14
CIK 786771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A
                                   --------------

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


On February 6th, 2003 the Company received a formal notice of default from ISOZ, LC regarding the $215,000 note payable to ISOZ, LC. As of February 13,2002 approximately $1,700,000 of notes payable are past due. Management is currently pursuing extensions on the notes payable.


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


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "VCTY." On February 3, 2003, the last sale price for our common stock on the OTC Bulletin Board was $0.25. Prior to March 2002 our shares traded under the symbol "VIDC" and prior to December 2000, our shares traded under the symbol "PVTC."

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


During the next twelve months, we plan to seek additional debt funding in the form of credit lines and capital leases for up to approximately $15 million. This would permit us to cover our minimum expenses described above and accelerate deployment of our DES. As of the date hereof, we have not formalized any new funding except for the equity line of credit with Cornell Capital. We can not give assurance that we will be able to secure such additional funding on favorable terms to us, or otherwise. We have entered into a $20 million equity line of credit agreement with Cornell Capital, which we anticipate will provide us with adequate working capital for at least the next 24 months. Without drawing against the equity line and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will not be sufficient to fund our cost of operations unless we obtain additional financing during that time in order to continue operations. In connection with our agreement with Cornell Capital, in July 2002 we filed a registration statement with the SEC on Form SB-2. To date, the registration statement has not been declared effective and there can be no assurance that we will finalize the registration statement or realize any funds from the agreement.


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

         Name                     Age         Title
         ----                     ---         ------

         Dan Driscoll              45       Director
         Robert E. Holt            38       President / CEO / Director
         Larry R. McNeill          60       Director

         Cortney L. Taylor         41       CFO / Secretary / Treasurer
         Bennie L. Williams        65       Chairman of the Board / Director


         Martin P. Senn            40       Consultant



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


On September 5, 2002, the Board of Directors accepted the resignation of D. T. Norman as a director and secretary / treasurer of Videolocity International Inc. for personal reasons. Also on September 5, 2002, Dr. James P. Hill resigned as vice chairman and director of Videolocity International, Inc., citing time and travel constraints as his reason. The resignations of Douglas Meadows and Jerry
E. Romney, Jr. as officers and directors were accepted in late 2001 each having resigned for personal reasons. Robert E. Holt and Dan Driscoll were elected to fill the vacancies on the Board of Directors created by the resignations.


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


Martin P. Senn. On December 31,2002, Mr Senn resigned as an employee and as an office and director of certain of our subsidiaries. We have subsequently engaged Mr. Senn as a consultant. From June 1999 until he joined Videolocity in November 2000, Mr. Senn was Vice President, Sales & Marketing of Teleflex Systems, Inc., a provider of state-of-the-art billing solutions, voice/data processing platforms, calling cards, and operator services software, where he handled public relations and corporate development. From May 1995 to June 1999, Mr. Senn served as Vice President of Sales & Marketing for Teltrust Inc, forming and managing its Teleservices division and actively working on applications and designs with Teltrust's Internet division. From November 1993 to May 1995, Mr. Senn managed Online Reservations Systems, Inc., a Park City, Utah based company providing wholesale and retail travel operations. Mr. Senn holds a Masters degree in Travel Industry Management, Marketing and Languages from the University of Zurich, Switzerland. He speaks fluent English, German, Italian and French, and speaks conversational Spanish.

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


The Board of Directors has not named replacements to all Board of Director committees subsequent to the resignation of two directors during September 2002. The Board of Directors plans to re-evaluate the committees and the replacement of the board members in the near future.


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


We did not pay any compensation to any officer during the fiscal year ended October 31, 2000 and did not grant any stock options or restricted stock to our officers during that year.



                           Summary Compensation Table

                                                                       Other Annual   Restricted        All Other
Name and Principal Position         Year       Salary        Bonus     Compensation   Stock Award     Compensation
---------------------------         ----       ------        -----     ------------   -----------     ------------


Robert E. Holt                    2002      $190,000      $   --        $   --        $     --        $     --
   CEO, President, Director
Martin P. Senn                    2002      $141,000      $   --        $   --        $     --        $     --
   COO Videolocity, Inc.


Jerry E. Romney                   2001      $125,000      $   --        $   --        $     --        $     --
  President and Director
Martin P. Senn,                   2001      $ 99,958      $   --        $   --        $     --        $     --
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
President, C.E.O.
--------------



              Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

                                                                              Number of Securities            Value of
                                                                             Underlying Unexercised          Unexercised
                                      Shares acquired                           Options/SARs at             In-the-Money
                                      On exercise(#)    Value Realized ($)      Fiscal Year End            Fiscal Year End


     Name and Principal Position                                           Exercisable/Unexercisable Exercisable/Unexercisable
     ---------------------------                                           ------------------------- -------------------------
     Robert E. Holt,                    110,000                 $ 115,600     -/80,000                   $ 0/$0
        President, C.E.O.

     Martin P. Senn,                      8,750                 $   8,475     -/85,000                   $ 0/$0
        Former President, COO


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

(6)      Filed as exhibit to Form 10-SB registration statement

ANDERSEN ANDERSEN & STRONG, L.C.         941 East 3300 South, Suite 202
--------------------------------           Salt Lake City, Utah 84106
Certified Public Accountants                 Telephone 801 486-0096
 and Business Consultants                      Fax 801 486-0098
Member SEC Practice
Section of the AICPA
Board of Directors
Videolocity  International
 Inc.  and  Subsidiaries
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Videolocity International Inc. and Subsidiaries (a development stage company) at October 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended October 31, 2002 and 2001 and the period May 26, 2000 (date of inception) to October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Videolocity International Inc. and Subsidiaries at October 31, 2002, and the results of operations, and cash flows for the years ended October 31, 2002 and 2001, and the period May 26, 2000 to October 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its future planned activity , which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
February 13,  2003                   s/ Andersen Andersen and Strong LC
                                     ----------------------------------
                                        Andersen Andersen and Strong LC


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                October 31, 2002

                                     ASSETS

CURRENT ASSETS
    Cash                                                              $    31,297
    Accounts receivable, net of allowance for bad debts of $441,000       159,000
    Prepaid expenses                                                        2,900
                                                                      -----------

             Total current assets                                         193,197

PROPERTY AND Equipment, at cost, net                                       88,158
                                                                      -----------

                                                                      $   281,355
                                                                      ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Accounts payable                                                  $    99,576
    Accrued liabilities                                                    81,402
    Accrued interest payable                                              126,090
    Notes payable - related parties                                       260,000
    Notes payable                                                       1,589,800
                                                                      -----------
             Total current liabilities                                  2,156,868

    Minority interests                                                      4,866

COMMITMENTS AND CONTINGENCIES (Notes B, D, I, N and O)                       --

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 50,000,000 shares
      authorized, 5,876,596 issued and outstanding                    $     5,877
    Preferred stock, $0.001 par value; 1,000,000 shares
      authorized none outstanding                                            --
      Additional paid-in capital                                        3,709,355
    Deficit accumulated during the development stage                   (5,595,611)
                                                                      -----------
             Total stockholders' deficit                               (1,880,379)
                                                                      -----------
                                                                      $   281,355
                                                                      ===========




         The accompanying notes are an integral part of this statement.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Cumulative
                                                                                       From
                                                                                      May 26
                                                                                 2000 (inception)
                                                    Year ended     Year ended        Through
                                                    October 31,    October 31,     October 31,
                                                       2002           2001            2002
                                                    -----------    -----------    -----------

Revenue                                             $      --      $      --      $      --
                                                    -----------    -----------    -----------

Operating expenses
    Salaries, payroll taxes and employee benefits       987,169        657,566      1,717,582
    Professional fees and consultants                   699,652        182,726        913,061
    Rent                                                 78,000         62,207        163,305
    Other                                               492,109        332,187        824,296
    Bad debts                                           191,000        250,000        441,000
    Write off of goodwill                                  --          958,628        958,628
    Utilities                                            22,929         20,265         46,344
    Travel and conventions                               43,766         98,777        142,543
    Gain on transfer of license agreement                  --         (114,509)      (114,509)
    Depreciation and amortization                        24,150         69,260         93,410
                                                    -----------    -----------    -----------

             Total operating expenses                 2,538,775      2,517,107      5,185,660
                                                    -----------    -----------    -----------

Operating loss                                       (2,538,775)    (2,517,107)    (5,185,660)

Interest and beneficial conversion                     (547,263)      (201,449)      (748,712)

Gain on sale of investment stock, net                      --          338,049        338,049

Interest income                                            --            5,578          5,578

Minority interests                                         (172)        (4,694)        (4,866)
                                                    -----------    -----------    -----------

             Loss before income taxes                (3,086,210)    (2,379,623)    (5,595,611)

Income taxes                                               --             --             --
                                                    -----------    -----------    -----------


             NET LOSS                               $(3,086,210)   $(2,379,623)   $(5,595,611)
                                                    ===========    ===========    ===========


Loss per share - basic and diluted (Note J)         $     (0.61)   $     (1.48)   $     (2.07)
                                                    ===========    ===========    ===========

Weighted-average shares outstanding -
    basic and diluted  (Note J)                       5,104,808      4,296,028      4,625,380
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


                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Cumulative
                                                                                         From
                                                                                        May 26,
                                                                                   2000 (inception)
                                                        Year ended    Year ended       Through
                                                       October 31,    October 31,     October 31,
                                                           2002          2001           2002
                                                       -----------    -----------    -----------
Increase (decrease) in cash
Cash flows from operating activities
   Net loss                                            $(3,086,210)   $(2,379,623)   $(5,595,611)
   Adjustments to reconcile net loss to net
     cash used in operating activities
         Provision for depreciation and amortization        24,150         69,260         93,410
         Provision for bad debts                           191,000        250,000        441,000
         Gain on sale of investment stock                     --         (338,049)      (338,049)
         Gain on transfer of license                          --         (114,509)      (114,509)
         Provision for write-off of goodwill                  --          958,628        958,628
         Interest expense recognized on beneficial
           conversion                                      303,900           --          303,900
         Issuance of stock for interest, net               132,642         75,000        164,199
         Issuance of stock for services                    444,402         20,000        539,185
         Issuance of stock under stock plans               454,142          5,000        422,502
         Minority interests                                   (172)         5,038          4,866
         Changes in assets and liabilities
            Other assets                                     1,832          5,924         (2,900)
            Accrued liabilities                             81,402           --           81,402
            Accounts payable                               (43,547)       123,204         99,576
            Accrued interest                               111,841         13,949        126,090
                                                       -----------    -----------    -----------

              Total adjustments                          1,701,592      1,073,445      2,779,300
                                                       -----------    -----------    -----------

              Net cash used in
                operating activities                    (1,384,618)    (1,306,178)    (2,816,311)
                                                       -----------    -----------    -----------


Cash flows from investing activities
   Purchase of property and equipment                      (39,296)       (78,763)      (118,059)
   Investment stock and Licenses, net                         --          541,047        565,190
   Acquisition costs of goodwill                              --           (8,629)        (8,629)
   Increase in notes receivable                               --         (600,000)      (600,000)
                                                       -----------    -----------    -----------


              Net cash used in
                investing activities                       (39,296)      (146,345)      (161,498)
                                                       -----------    -----------    -----------

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


12.      Loss per share
         --------------
       Basic earnings (loss) per share (EPS) are calculated by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes F and J are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.


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

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000 (inception) through October
              31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002

NOTE B - REALIZATION OF ASSETS


       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $5,595,611 from May 26, 2000 (inception) through October 31, 2002 including a loss of $3,086,210 for the year ended October 31, 2002. Current liabilities exceed current assets by $1,963,671 at October 31, 2002. The Company is a development stage enterprise and has not generated revenue from operations from May 26 (inception) through October 31, 2002, with raises which raises substansial doubt about the Companie's ability to continue as a going concern.


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
                                                     ===========


       The Company capitalized approximately $33,000 of purchased software during the year ended October 31, 2002 that is included in Digital Entertainment System. These costs were application development stage external direct costs to purchase internal-used software. This software is being amortized over its useful life of approximately 5 years. Costs incurred during preliminary project stages were expensed as incurred.



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


       On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $235,000 to current related parties, as security, in exchange for an extension of maturity dates to September 2002. The notes payable have maturities or have obtained extensions on the notes payable under the UCC-1 as follows: $45,000 matures during October 2002, $520,000 matures on November 1, 2002, $400,000 matures on November 30, 2002 and 535,000 matures on January 1, 2003. At October 31, 2002 $45,000 was past due. The Company is actively pursuing extensions on the notes payable.

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

                                                                                                     May 26,
                                                                                                2000 (inception)
                                                                                                     Through
                                                               Year ended October 31,              October 31,
                                                                2002             2001                2002
                                                           ---------------   --------------    ------------------


         Net earnings (loss)                            $     (3,086,210) $    (2,379,623)    $     (5,595,611)
         Imputed dividends on preferred stock                       --         (3,957,380)          (3,957,380)
                                                           ---------------   --------------    ------------------
         Net earnings (loss) applicable to common stock
                                                        $     (3,086,210) $     (6,337,003)   $     (9,552,991)
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

       Earnings (loss) per share - basic and diluted
                                       43

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000 (inception) through October
              31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002


                                                                                                     From
                                                             Year ended        Year ended        May 26, 2000
                                                             October 31,       October 31,         Through
                                                                2002             2001           Oct. 31, 2002
                                                           ---------------   --------------    -----------------
         Earnings (loss) before imputed
            dividend                                     $         (0.61)  $         (0.56)    $        (1.21)
         Imputed dividend - (accretion)                                -             (0.92)            (0.86)
                                                           ---------------   --------------    -----------------

         Earnings (loss) per share attributable
            to common shareholders - basic
            and diluted                                 $          (0.61)  $         (1.48)    $       (2.07)
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

                                                              Weighted-
                                                             grant date
                                                             fair value
                                             Plan units    per plan unit

        Outstanding at May 26 (inception)      --             $--
Granted                                        --              --
Vested                                         --              --
Canceled or expired                            --              --
                                             -------


       Outstanding at October 31, 2000         --              --
Granted                                     490,833               1.13
Vested                                       (5,000)              1.00
Canceled or expired                            --              --
                                             -------

       Outstanding at October 31, 2001      485,833               1.14
Granted                                     185,400               1.08
Vested                                      (36,684)              1.35
Canceled or expired                        (416,249)               1.01
                                            -------


       Outstanding at October 31, 2002      218,300               1.30
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

NOTE L - RELATED PARTY TRANSACTIONS


       As of October 31, 2002 the Company has loans from current directors, and officers totaling $260,000. The Company also has accounts payable totaling $17,500 due to a director at October 31, 2002. Further, a former director is the manager of a private entity that made short term loans at 8 percent simple interest to the Company totaling $215,000.


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



NOTE O - SUBSEQUENT EVENTS


       As of February 13, 2003 approximately $1,700,000 of notes payable are past due. Manangement is currently pursuing extensions on the notes payable.



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

                                        Videolocity International, Inc.
                                                (Registrant)



Date: February 14, 2003         By:  /s/ BENNIE L. WILLIAMS
                                     -------------------------------------------
                                         Bennie L. Williams, Chairman


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  February 14, 2003        By:  /s/ BENNIE L. WILLIAMS
                                     -------------------------------------------
                                         Bennie L. Williams
                                         Chairman and Director
                                         (Principal Executive Officer)



Dated:  February 14, 2003       By:   /s/ LARRY R. MCNEILL
                                     -------------------------------------------
                                          Larry R. McNeill
                                          Director



Dated:  February 14, 2003       By:  /s/ ROBERT E. HOLT
                                     -------------------------------------------
                                         Robert E. Holt, President
                                         and Director

Dated:  February 14, 2003       By:   /s/ DAN DRISCOLL
                                     -------------------------------------------
                                          Dan Driscoll, Vice President
                                          Corporate Development and Director

Dated:  February 14, 2003       By:  /s/  Cortney L. Taylor
                                     -------------------------------------------
                                          Cortney L. Taylor, CFO (Principal
                                          Financial and Accounting Officer)

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


Date:  February 14, 2003




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


Date:  February 14, 2003



/s/   Cortney L. Taylor
-----------------------------------
      Cortney L. Taylor
      Chief Financial Officer