Form 10QSB
period 2003-01-31
VIDEOLOCITY INTERNATIONAL INC
filed 2003-03-24
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                    For the Quarter Ended January 31, 2003

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 33-2310-D

                         VIDEOLOCITY INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                          87-0429154
 -------------------------------                           -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                 1762-A Prospector Avenue, Park City, Utah 84060
                 -----------------------------------------------
                    (address of principal executive officers)

                    Issuer's telephone number: (435) 615-8338
                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

            Class                               Outstanding as of March 24, 2003
 --------------------------                     --------------------------------
      Common Stock,                                       5,917,371
 Par Value $0.001 par value

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

3

                         VIDEOLOCITY INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                     PART I

Item 1.  Financial Statements.............................................    2

Item 2.  Management's Discussion and Analysis or Plan of Operation........   11

Item 3.  Controls and Procedures..........................................   14

                                     PART II

Item 1.  Legal Proceedings................................................   15

Item 2.  Changes in Securities and Use of Proceeds........................   15

Item 3.  Defaults Upon Senior Securities..................................   16

Item 4.  Submissions of Matters to a Vote of Security Holders.............   16

Item 5.  Other Information................................................   16

Item 6.  Exhibits and Reports on Form 8-K.................................   16

Signatures................................................................   17

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                     ASSETS
                                                                   January 31,
                                                                        2003
                                                                 ---------------
CURRENT ASSETS
    Cash                                                                34,692
    Note receivable, net of allowance
      for bad debts of $590,000                                         10,000
    Advance deposits                                                     5,500
                                                                 ---------------

             Total current assets                                       50,192

PROPERTY AND Equipment, at cost, net                                    83,926

Other assets                                                            11,852
                                                                 ---------------
                                                                       145,970
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                     $      170,982
    Accrued interest payable                                            167,092
    Notes payable - related parties                                     260,000
    Notes payable                                                     1,989,800
                                                                  --------------

             Total current liabilities                                2,587,874

COMMITMENTS AND CONTINGENCIES                                              --

MINORITY INTERESTS                                                        4,866

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value;
      50,000,000 shares authorized,
      5,910,071 issued and outstanding                                    5,910
    Preferred stock, $0.001 par value;
      1,000,000 shares authorized,
      none outstanding                                                     --
    Additional paid-in capital                                        3,849,336
    Deficit accumulated during the development stage                 (6,302,016)
                                                                  --------------
             Total stockholders' deficit                             (2,446,770)
                                                                  --------------

                                                                 $      145,970
                                                                  ==============

        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                           From
                                                            Three months ended         May 26, 2000
                                                                 January 31,            (inception)
                                                         --------------------------       Through
                                                            2003            2002       Jan 31, 2003
                                                         -----------    -----------    ------------
Revenue                                                  $      --      $      --      $      --
                                                         -----------    -----------    -----------
Operating expenses
    Salaries, payroll taxes and employee benefits            191,317        164,008      1,908,899
    Professional fees and consultants                        120,144         24,658      1,033,205
    Rent                                                      13,000         19,500        176,305
    Provision for bad debts                                  149,000           --          590,000
    Travel and conventions                                    10,404          4,004        152,947
    Depreciation and amortization                              6,163          4,100         99,573
    Utilities                                                 10,608          9,025         56,952
    Gain on transfer of license agreements                      --             --         (114,509)
    Write off of goodwill                                       --             --          958,628
    Other                                                     35,117         35,091        859,413
                                                         -----------    -----------    -----------

                                                             535,753        260,386      5,721,413
                                                         -----------    -----------    -----------

             Operating loss                                 (535,753)      (260,386)    (5,721,413)
 Other Income (expense)
    Interest Income                                             --             --            5,578
    Gain on sale of investment stock                            --             --          338,049
    Other expense - interest and beneficial conversion      (170,652)      (107,798)      (919,364)
    Minority interests                                          --               14         (4,866)
                                                         -----------    -----------    -----------

             Loss before income taxes                       (706,405)      (368,170)    (6,302,016)

Income taxes                                                    --             --             --
                                                         -----------    -----------    -----------

             NET LOSS                                    $  (706,405)   $  (368,170)   $(6,302,016)
                                                         ===========    ===========    ===========
Loss per common share
    Basic and Diluted                                    $     (0.12)   $     (0.09)   $     (1.33)

Weighted-average shares outstanding -
    Basic and Diluted                                      5,908,822      4,428,692      4,745,834

        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                  UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF
                STOCKHOLDERS' DEFICIT For the period May 26, 2000
                 (inception) through October 31, 2000, the years
 ended October 31, 2001 and 2002, and for the three months ended January 31, 2003
                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                  Preferred stock                Common stock            Additional     during the
                                            --------------------------    -------------------------       paid-in       Development
                                               Shares         Amount         Shares         Amount        capital         Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at May 26, 2000 (inception)                --      $      --      $      --      $      --      $      --

Issuance of common stock                           --             --          640,610            641         85,685           --

Net loss for the period                            --             --             --             --             --         (129,778)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2000                        --             --          640,610            641         85,685       (129,778)

Issuance of Series A preferred stock            950,000            950           --             --          949,050           --

Issuance of common stock for acquisition
   of Videolocity, Inc.                            --             --        3,028,076          3,028        386,092           --

Provision for redemption value of
   preferred stock                                 --             --             --             --       (3,957,380)          --

Issuance of common stock for:
    Services                                       --             --           20,000             20         19,980           --
    Cash                                           --             --          610,000            610        499,390           --
    Stock incentive plans                          --             --            5,000              5          4,995           --
    Bonus interest and extensions of debt          --             --           15,000             15         74,985           --

Net loss for the year                              --             --             --             --             --       (2,379,623)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2001                     950,000            950      4,318,686          4,319     (1,937,203)    (2,509,401)

Redemption and cancellation of preferred       (950,000)          (950)       180,000            180      3,957,380           --
   stock

Cancellation of common stock                       --             --          (50,000)           (50)            50           --

Interest expense recognized on
   beneficial conversion feature on                --             --             --             --          303,900           --
   notes payable

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          148,500            149        132,493           --
    Conversion of debt                             --             --          355,000            355        354,645           --
    Services                                       --             --          419,871            419        444,453           --
    Stock plans                                    --             --          504,539            505        453,637           --

Net loss for the year                              --             --             --             --             --       (3,086,210)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2002                        --             --        5,876,596          5,877      3,709,355     (5,595,611)

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --           24,000             24          8,376           --
    Stock plans                                    --             --            9,475              9         11,605           --

Interest expense recognized on
   beneficial conversion feature on                --             --             --             --          120,000           --
   notes payable

Net loss for the period                            --             --             --             --             --         (706,405)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at January 31, 2003                        --      $      --       5,910,071     $     5,910      3,849,336     (6,302,016)
                                            ===========    ===========    ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                      From
                                                                                                  May 26, 2000
                                                                    For the three months ended     (inception)
                                                                            January 31,             through
                                                                         ---------------------    ------------
                                                                        2003           2002       Jan 31, 2003
                                                                    -----------    -----------    ------------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                     $  (706,405)   $  (368,170)   $(6,302,016)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                            --              (14)         4,866
             Provision for bad debts                                    149,000           --          590,000
             Write off of goodwill                                         --             --          958,628
             Gain on sale of investment stock                              --             --         (338,049)
             Gain on transfer of license                                   --             --         (114,509)
             Depreciation and amortization                                6,163          4,100         99,573
             Interest expense recognized on beneficial conversion       120,000           --          423,900
             Issuance of common stock under stock plans                  11,614         15,119        434,116
             Issuance of common stock for services                         --           12,565        539,185
             Issuance of common stock for interest                        8,400         82,903        172,599
             Changes in assets and liabilities
                Advance deposits                                         (2,600)          (480)        (5,500)
                Other assets                                            (11,852)          --          (11,852)
                Accounts payable and accrued liabilities                 (9,996)         9,739        170,982
                Accrued interest                                         41,002         21,000        167,092
                                                                    -----------    -----------    -----------

                  Total adjustments                                     311,731        144,932      3,091,031
                                                                    -----------    -----------    -----------

                  Net cash used in operating activities                (394,674)      (223,238)    (3,210,985)
                                                                    -----------    -----------    -----------

    Net cash flows from investing activities -
       Costs of license agreement                                          --         (200,000)          --
       Investment stock and licenses, net                                  --             --          556,561
       Increase in notes receivable                                        --             --         (600,000)
       Purchase of property and equipment                                (1,931)        (3,250)      (119,990)
                                                                    -----------    -----------    -----------

                  Net cash flows used in investing activities            (1,931)      (203,250)      (163,429)
                                                                    -----------    -----------    -----------

    Cash flows from financing activities
       Increase in notes payable                                        400,000        428,000      2,609,800
       Proceeds from issuance of common stock                              --             --          799,306
                                                                    -----------    -----------    -----------

                  Net cash provided by financing activities             400,000        428,000      3,409,106
                                                                    -----------    -----------    -----------

                  Net increase in cash                                    3,395          1,512         34,692

Cash at beginning of period                                              31,297            411           --
                                                                    -----------    -----------    -----------

Cash at end of period                                               $    34,692    $     1,923    $    34,692
                                                                    ===========    ===========    ===========

Supplemental disclosures of cash flow information
-------------------------------------------------
    Cash paid during the period for
       Interest                                                     $      --      $      --      $      --
       Income taxes                                                        --             --             --

         The accompanying notes are an integral part of these statements

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. (VII) at January 31, 2003 and for the three months ended January 31, 2003 and 2002 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three months ended January 31, 2003 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2002. The results of operations for the three months ended January 31, 2003, may not be indicative of the results that may be expected for the year ending October 31, 2003.

NOTE C - ORGANIZATION AND BUSINESS ACTIVITY

The Company is a Nevada corporation organized on November 5, 1985 under the name Pine View Technologies. On November 27, 2000 the Company's name was changed to Videolocity International Inc. On December 4, 2000, the Company acquired Videolocity Inc. in a transaction recorded as a recapitalization of VII with the Company being the legal survivor and Videolocity Inc. being the accounting survivor and the operating entity. Videolocity Inc., the accounting survivor, was founded on May 26, 2000. The Company and its subsidiaries were established to develop and market systems, products, and solutions for the delivery of video, high speed internet access, and other digital content to end users such as hotels, hospitals, and condominiums on demand.

At January 31, 2003, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company had no revenue from its planned principal operations.

On December 1, 2000, the Company completed a reverse stock split of our issued and outstanding shares on a 0.61 share for one share basis. On March 1, 2002 the Company completed a reverse common stock split of one share for ten outstanding shares. This report has been completed showing after stock split shares from inception.

NOTE D - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries, Videolocity Inc., Videolocity Technologies Inc., Hospitality Concierge Inc., Videolocity Direct Inc., Fifth Digit Technologies LLC and the Company's 94 percent owned subsidiary Healthcare Concierge Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

                Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - NET EARNINGS (LOSS) PER SHARE

Basic Earnings Per Share (EPS) are calculated by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes H and J are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

NOTE F - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was $217,355 for the Quarter ended January 31, 2003.

As of January 31, 2003, the Company had net operating loss carryforwards for tax reporting purposes of approximately $5,350,000 expiring through 2023.

NOTE G - NOTE RECEIVABLE

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at $10,000 at January 31, 2003. As of January 31, 2003, the Company has recorded an allowance for bad debt totaling $590,000 against the note receivable.

NOTE H - NOTES PAYABLE

At January 31, 2003, the Company has notes payable totaling $2,249,800 due to various individuals and companies including $260,000 to current related parties including Board of Directors and Management. Of the total, $2,149,800 is written at 8 percent simple interest and $100,000 is written at 12 percent simple interest. The Company's notes payable have maturities or have been extended as follows: $45,000 matured during October 2002, $940,000 matured during November 2002, $714,800 matured during January 2003, $50,000 matures during May 2003, $350,000 matures during June 2003, and $150,000 has no set maturity date and is payable until paid in full. The Company is actively pursuing extensions on the notes payable. As of January 31, 2003, the Company holds $177,800 and $550,000 in notes payable that are convertible at the option of the debt holder into the Company's common stock at $1.00 and $0.20 respectively.

The Company originated $400,000 in notes payable during the three months ended January 31, 2003 with the total amount being convertible into common stock at $0.20 per share at the option of the debt holder. The conversion amount was less than the market price of the stock on the date of issuance, which results in a beneficial conversion. The beneficial conversion feature was recorded as an additional noncash charge to interest expense and was recognized in the period when the debt became convertible. For the three months ended January 31, 2003 the beneficial conversion feature resulted in an increase to interest expense of $120,000. The notes mature no less than 180 days from the signing or on demand when the Company has secured and received a minimum of $5,000,000 in debt or equity funding. $350,000 of the total has the following additional terms: 1) granted an option to purchase 50,000 shares of Videolocity International, Inc.

                Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - NOTES PAYABLE, continued

common stock at $0.20 per share which expires when all amounts owed are paid in full and 2) 3.0 percent of all future net revenues, in lieu of payment to sales agent, of all Hospitality, Healthcare, Convention, Education, Assisted Living and Timeshare properties contracted by the Company within the States of Nevada, Idaho, Montana, and Washington.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $235,000 to current related parties, as security, in exchange for an extension of maturity dates. The notes payable under the UCC-1 have maturities or have been extended as follows: $45,000 matured during October 2002, $520,000 matured on November 1, 2002, $400,000 matured on November 30, 2002 and 535,000 matured on January 1, 2003.

On February 6, 2003 the Company received a formal notice of default from ISOZ, LC regarding the Company's $215,000 note payable to ISOZ, LC.

NOTE I - RECAPITALIZATION

On December 4, 2000, the Company (formerly Pine View Technologies, Inc.) acquired Videolocity Inc. The combination of Videolocity Inc. and the Company was recorded as a recapitalization of Videolocity Inc. with the Company being the legal survivor and Videolocity Inc. being the accounting survivor. Videolocity, Inc. the accounting survivor, was founded on May 26, 2000.

NOTE J - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified people to serve as key employees. Awards made under the plan shall be in plan units and each unit can be convertible, at the option of the participant, into one share of the Company's common stock after the vesting requirement has been satisfied. The Company reserved 1,000,000 common shares that can be issued under the plan. As of January 31, 2003, the Company has 255,784 plan units that have been awarded under the plan. Of the total awarded, 51,159 plan units have met the vesting requirement and have been converted to common stock and 204,625 plan units are subject to additional vesting requirements. During the three months ended January 31, 2003 the Company issued 9,475 shares of common stock in exchange for vested plan units resulting in compensation expense of approximately $11,600.

On March 26, 2002 the Company filed an additional stock option and stock award plan, which had been approved by the shareholders of Pine View Technologies in November 2001. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. The Company has issued 467,855 shares under the Plan.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - COMMITMENTS AND CONTINGENCIES

On August 26, 2002 the Company's subsidiary, Healthcare Concierge Inc. filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements (Note G). The action is in the initial stages and, accordingly, we are unable to assess the likelihood of success at this time.

During December 2000, the Company issued 950,000 shares of series A preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, the Company exchanged 600,000 of the outstanding series A preferred shares for 180,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District
Court was set aside. Management has been in negotiations with the original holder of the 350,000 preferred shares and have reached a tentative agreement. Management does not believe that the final settlement will have a material impact on our financial statements.

NOTE L - EQUITY LINE OF CREDIT AGREEMENT

On May 28, 2002 the Company finalized an Equity Line of Credit Agreement, with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Under the Equity Line, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20,000,000 over a 24-month period. There is no minimum draw down although the Company may make draws, as provided below, during the term of the Equity Line.

Pursuant to terms of the Equity Line, the Company is required to file with the SEC a registration statement covering the shares to be acquired by Cornell Partners. The 24-month term commences on the effective date of the registration statement. The Company is currently working toward completion of the registration. The purchase price of the shares will be 95% of the lowest closing bid price of the Company's common stock during the five consecutive trading days immediately following receipt of the Company's notice of its intent to make a draw. The Company may make up to four draws per month at a maximum $250,000 per draw. In addition to the shares to be issued under the Equity Line, the Company will include in its registration statement an additional 300,000 shares issued to Cornell Partners and the Placement Agent in connection with the execution of the Equity Line.

NOTE M - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Current officers and directors have made short-term 8.0 percent loans to the Company totaling approximately $260,000. Additionally, the Company has accounts payable totaling $32,500 due to a director.

During the three months ended January 31, 2003, the Company paid $5,000 to a former director for office space.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

NOTE O - GOING CONCERN

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

NOTE P - SUBSEQUENT EVENTS

Subsequent to January 31, 2003 the Company obtained extensions on certain notes payable. As of March 24, 2003, with extensions, the Company's notes payable maturity schedule is as follows: $40,000 matured during October 2002, $435,000 matured during November 1, 2002, $100,000 matured during January 2003, $50,000 is due during May 2003, $350,000 is due during June 2003, $1,124,800 is due during August 2003 and $150,000 has no set maturity date and is payable until paid in full. As of March 24, 2003, the Company has $575,000 in notes payable that are past due and related accrued interest of approximately $51,000.

Item 2.   Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.
--------------------------------------------------------------------------------
Forward-Looking Information
---------------------------

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

Plan of Operation
-----------------

General

We are a development stage company engaged in the business of solution engineering, marketing and deployment of the Videolocity Digital Entertainment System (DES), and other advanced digital information and entertainment systems. DES delivers video-on-demand in near DVD quality. It also delivers application specific information, games, music, educational material, and wireless high-speed internet access to individuals, residents, hotel guests, and patients/attendants in the healthcare industry.

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

We are committed to continued development and installation of innovative, high quality, cost effective systems. We provide a wireless system and also offer a parallel system over wire using Ethernet, DSL CAT5 and fiber architectures. Our DES is available on either a Mircosoft or Linux operating system in a stand-alone set top box. Our current business strategy is to drive demand of the usage of our DES worldwide in the hospitality, healthcare, residential and other markets in both wired and wireless applications.

We operate our business through five subsidiaries which perform various functions strategic to their market place or core competency. To date, our activities have been limited to DES and other digital technologies. We are presently commencing the initial marketing of DES into various marketplaces. Although we use the word International in our name, we are not currently operating outside the U.S., except for limited marketing activities in Canada and Mexico. However, as we expand operations and as our business warrants, we fully intend to operate and market our products wherever prudent, including internationally.

We intend to use our existing capital, together with proceeds from prospective future financings, to continue deployment and sales of DES. Management estimates that minimum expenses during the next twelve months will be approximately $2.2 million, consisting of $1.3 million in payroll and related expenses including the hiring of additional personnel, approximately $120,000 for office rent, and approximately $600,000 for general and administrative expenses including, office equipment and supplies, travel and conventions legal and accounting fees. Research and development expenses are estimated to be approximately $180,000 during the next twelve months. These expenses will be directed at further development of the DES. We will also incur substantial additional costs in connection with the manufacture and deployment of DES. Management further estimates that such costs will be a minimum of $10 million, but we are optimistic that we will be able to cover most of those costs with capital leases and from other future financing.

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

We anticipate generating future revenues from the delivery of video and other content as well as high-speed Internet access to the end users of our DES. Management believes that we will begin to realize revenues by the end of the second calendar quarter of 2003, from contracts currently in place and contracts currently being negotiated with hotel and healthcare properties. We will charge a fee for each movie or other item of content viewed through our system and/or high-speed Internet access and we will remit a portion of each fee to the studio or other content provider. Although we have not finalized our structure for content fees, the following is an estimate of content fees that we will charge end users:

        Internet access  $ 6.95 to $ 11.95    each 12 or 24 hour period
        Video on demand  $ 5.95 to $ 12.95    per viewing
                  Games  $ 2.95 to $   6.95   each 1 to 4 hour period

All prices are subject to change and may vary depending upon property location, usage volume and response to competition.

During the next twelve months, we plan to seek additional debt funding in the form of credit lines and capital leases for up to approximately $10 million. This would permit us to cover our minimum expenses described above and accelerate deployment of our DES. As of the date hereof, we have not formalized any new funding except for the line of credit with Cornell Capital. We can not give any assurance that we will be able to secure such additional funding on favorable terms to us, or otherwise.

We have entered into a $20 million equity line of credit agreement with Cornell Capital, which we anticipate will provide us with adequate working capital for at least the next 24 months. Without drawing against the line of credit and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will be sufficient to fund our cost of operation for approximately the next month and that we must obtain additional financing during that time in order to continue operations.

Liquidity and Capital Resources
-------------------------------

During the three months ended January 31, 2003 our total current assets decreased from approximately $193,000 at October 31, 2002 to approximately $50,000 at January 31, 2003, primarily due to the increase in the allowance for bad debts of approximately $142,000 during the quarter. During this same period, cash increased from approximately $31,000 to approximately $35,000. Total assets decreased from approximately $281,000 at October 31, 2002 to approximately $146,000 at January 31, 2003, due to the increase in the allowance for bad debts.

Total current liabilities increased from approximately $2,157,000 on October 31, 2002 to approximately $2,588,000 at January 31, 2003. The change is primarily attributed to the increase in notes payable of $400,000 to approximately
$2,250,000 during the three months ended January 31, 2003 due to additional borrowing and an increase to accrued interest of approximately $41,000. Accounts payable and accrued liabilities decreased during the three months ended January 31, 2003 from approximately $181,000 to approximately $171,000.

During the three months ended January 31, 2003 we have originated $400,000 in 8 percent convertible notes payable to various individuals. These funds are being used for general operational expenses. The notes mature no less than 180 days from the signing or on demand when the Company has secured and received a minimum of $5,000,000 in debt or equity funding. $350,000 of the total has the following additional terms: 1) granted an option to purchase 50,000 shares of Videolocity International, Inc. common stock at $0.20 per share which expires when all amounts owed are paid in full and 2) 3.0 percent of all future net revenues, in lieu of payment to sales agent, of all Hospitality, Healthcare, Convention, Education, Assisted Living and Timeshare properties contracted by the Company within the States of Nevada, Idaho, Montana, and Washington.

To date, we have not realized revenues from our operations. For the three months ended January 31, 2003, total expenses increased approximately 92 percent as compared to the three months ended January 31, 2002. This is attributed primarily to a 106 percent increase in administrative expenses in 2003, which reflects our increased activities related to readying the DES for installation and a provision for doubtful accounts. Administrative expenses include ongoing research and development of our technology. Additionally, we incurred interest expense of approximately $171,000 for the three months ended January 31, 2003 compared to approximately $108,000 for the three months ended January 31, 2002, reflecting our financing activities in 2003. The interest expense for the three months ended January 31, 2003 includes a beneficial conversion feature of approximately $120,000 that was incurred on the origination of notes payable. Management anticipates that as we scale up the installation of the DES, our expenses will increase proportionately. The Company's plan of operation will depend on its ability to raise substantial additional capital, of which there can be no assurance.

Net Operating Loss
------------------

As of January 31, 2003, the Company and its subsidiaries had accumulated a net operating loss carryforward of approximately $5,350,000, with a operating loss tax benefit of approximately $1,996,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the use of the future tax benefit is in doubt. The net operating loss will expire through 2023.

Inflation
---------

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. All such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(C). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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


                                     PART II

Item 1.   Legal Proceedings

During December 2000 the Company issued 950,000 shares of series A preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, the Company exchanged 600,000 of the outstanding series A preferred shares for 180,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District
Court was set aside. Management has been in negotiations with the original holder of the 350,000 preferred shares and have reached a tentative agreement. Management does not believe that the final settlement will have a material impact on our financial statements.

On August 26, 2002 the Company's subsidiary, Healthcare Concierge Inc. filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements. The action is in the initial stages and, accordingly, we are unable to assess the likelihood of success at this time.


Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities
---------------------------------------

During the three months ended January 31, 2003, we issued an aggregate of 33,745 shares of common stock. Of the 33,745 shares issued, 24,000 shares, valued at approximately $0.35 per share, were issued to various individuals as consideration and bonus interest for extending the due date of certain secured notes. These issuances were made in private transactions and, accordingly, we relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act. These shares are deemed to be restricted securities.

We also issued 9,745 vesting shares to employees under the Videolocity, Inc. 2000 Stock Incentive Plan. These shares were issued to seven employees and were subject to a registration statement filed with the SEC on July 31, 2001.

Item 3.  Defaults Upon Senior Securities

On February 6, 2003 the Company received a formal notice of default from ISOZ, LC regarding the Company's $215,000 in notes payable to ISOZ, LC. As of March 21, 2003 the Company is in default on notes payable due to ISOZ, LC. totaling $215,000 and accrued interest of approximately $28,000.

At January 31, 2003, the Company has notes payable totaling $2,249,800. The notes payable have maturities or have been extended as follows: $45,000 matured during October 2002, $940,000 matured during November 2002, $714,800 matured during January 2003, $50,000 matures during May 2003, $350,000 matures during June 2003, and $150,000 has no set maturity date and is payable until paid in full. The Company is actively pursuing extensions on the notes payable. At January 31, 2003 the Company has a total of $1,699,800 in notes payable that are past due.

Subsequent to January 31, 2003 the Company obtained extensions on certain notes payable. As of March 24, 2003, with extensions, the Company's notes payable maturity schedule is as follows: $40,000 matured during October 2002, $435,000 matured during November 1, 2002, $100,000 matured during January 2003, $50,000 is due during May 2003, $350,000 is due during June 2003, $1,124,800 is due during August 2003 and $150,000 has no set maturity date and is payable until paid in full. As of March 24, 2003, the Company has $575,000 in notes payable that are past due and related accrued interest of approximately $51,000.


Item 4.  Submissions of Matters to a Vote of Security Holders

This Item is not applicable.


Item 5.  Other Information

Resignation of Officer
----------------------

On December 31, 2002 Martin P. Senn resigned as an officer, director and employee of Videolocity International, Inc. and/or any of its subsidiaries and subsequently signed on as a consultant to Videolocity Inc. On March 7, 2003 Mr. Senn announced that he would take an indefinite leave of absence to spend more time with his family and evaluate his career objectives.


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

(b) Reports on Form 8-K

                  None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VIDEOLOCITY INTERNATIONAL, INC.



                                        BY:  /S/  ROBERT E. HOLT
                                             -----------------------------------
                                                  ROBERT E. HOLT
                                                  President and Director
                                                  Date:  March 24, 2003



                                        BY:  /S/ CORTNEY TAYLOR
                                             -----------------------------------
                                                 CORTNEY TAYLOR
                                                 Chief Financial Officer
                                                 (Principal accounting Officer)
                                                 Date:  March 24, 2003

                                                                Certifications
                                                                --------------

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I,   Robert  E.  Holt,   Chief   Executive   Officer   of   Videolocity
International, Inc. (the "registrant"), certify that:

         1.   I  have  reviewed  this   quarterly   report  on  Form  10-QSB  of
              Videolocity International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarlerly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003

/s/ Robert E. Holt
----------------------------
    Robert E. Holt
    Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I,  Cortney  L.  Taylor,   Chief   Financial   Officer  of  Videolocity
International, Inc. (the "registrant"), certify that:

         1.   I  have  reviewed  this   quarterly   report  on  Form  10-QSB  of
              Videolocity International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003

/s/   Cortney L. Taylor
------------------------------
      Cortney L. Taylor
      Chief Financial Officer