Form 10QSB
period 2003-04-30
VIDEOLOCITY INTERNATIONAL INC
filed 2003-06-16
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Quarterly Period ended April 30, 2003

  [ ]    Transition Report Under Section 13 or 15(d) of the Exchange Act

                        Commission File Number 33-2310-D

                         VIDEOLOCITY INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                         87-0429154
 -------------------------------                          -----------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

           Class                                 Outstanding as of June 16, 2003
--------------------------                       -------------------------------
       Common Stock,                                        6,050,871
Par Value $0.001 par value

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]


                         VIDEOLOCITY INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                                          Page
                                     PART I

Item 1.           Financial Statements...............................................................        2

Item 2.           Management's Discussion and Analysis or Plan of Operation..........................       11

Item 3.           Controls and Procedures............................................................       14

                                     PART II

Item 1.           Legal Proceedings..................................................................       15

Item 2.           Changes in Securities and Use of Proceeds..........................................       15

Item 3.           Defaults Upon Senior Securities....................................................       15

Item 4.           Submissions of Matters to a Vote of Security Holders...............................       16

Item 5.           Other Information..................................................................       16

Item 6.           Exhibits and Reports on Form 8-K...................................................       16

                  Signatures.........................................................................       17

                  Certifications.....................................................................       18


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                     ASSETS

                                                                   April 30,
                                                                     2003
                                                                  -----------
CURRENT ASSETS
    Cash                                                          $    11,497
    Note receivable, net of allowance for bad debts of $590,000        10,000
                                                                  -----------

             Total current assets                                      21,497

PROPERTY AND Equipment, at cost, net                                   77,442

Other ASSETS                                                           11,852
                                                                  -----------

                                                                  $   110,791
                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                      $   373,512
    Accrued interest payable                                          212,608
    Notes payable - related parties                                   260,000
    Notes payable                                                   2,079,800
                                                                  -----------

             Total current liabilities                              2,925,920

COMMITMENTS AND CONTINGENCIES                                            --

MINORITY INTERESTS                                                      4,866

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 50,000,000 shares
      authorized, 6,050,871 issued and outstanding                      6,051
    Preferred stock, $0.001 par value; 1,000,000 shares
      authorized, none outstanding                                       --
    Additional paid-in capital                                      3,893,645
    Deficit accumulated during the development stage               (6,719,691)
                                                                  -----------

             Total stockholders' deficit                           (2,819,995)
                                                                  -----------

                                                                  $   110,791
                                                                  ===========



        The accompanying notes are an integral part of these statements.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                          Three months ended            Six months ended            From
                                                              April 30,                     April 30,           May 26, 2000
                                                     --------------------------    --------------------------      through
                                                         2003           2002           2003           2002     April 30, 2003
                                                     -----------    -----------    -----------    -----------    -----------
Revenue                                              $      --      $      --      $      --      $      --      $      --
                                                     -----------    -----------    -----------    -----------    -----------

Operating expenses
    Salaries, payroll taxes, and employee benefits       202,156        185,178        393,473        374,215      2,111,055
    Professional fees and consultants                     97,287        385,894        217,431        292,016      1,130,492
    Rent                                                   8,000         19,500         21,000         39,000        184,305
    Provision for bad debts                                 --          150,000        149,000        150,000        590,000
    Travel and conventions                                 4,586          4,278         14,991          8,068        157,533
    Depreciation and amortization                          6,484          4,100         12,647          8,200        106,057
    Utilities                                              2,203          2,829         12,811          6,113         59,156
    Gain on transfer of license agreements                  --             --             --             --         (114,509)
    Write off of goodwill                                   --             --             --             --          958,628
    Other                                                 34,742         22,728         71,109        157,267        895,405
                                                     -----------    -----------    -----------    -----------    -----------

                                                         355,458        774,507        892,462      1,034,879      6,078,122
                                                     -----------    -----------    -----------    -----------    -----------

             Operating loss                             (355,458)      (774,507)      (892,462)    (1,034,879)    (6,078,122)

Interest income                                             --             --             --             --            5,578

Gain on sale of stock, net                                  --             --             --             --          338,049

Other expense - interest and beneficial conversion       (62,216)       (85,001)      (231,618)      (192,779)      (980,330)
Minority interests                                          --              (14)          --              (34)        (4,866)
                                                     -----------    -----------    -----------    -----------    -----------

             Loss before income taxes                   (417,674)      (859,522)    (1,124,080)    (1,227,692)    (6,719,691)

Income taxes                                                --             --             --             --             --
                                                     -----------    -----------    -----------    -----------    -----------

             NET LOSS                                $  (417,674)   $  (859,522)   $(1,124,080)   $(1,227,692)   $(6,719,691)
                                                     ===========    ===========    ===========    ===========    ===========

Loss per common share
    Basic and Diluted                                $     (0.07)   $     (0.18)   $     (0.19)   $     (0.27)


Weighted-average common and dilutive common
   equivalent shares outstanding
    Basic and Diluted                                  5,935,208      4,677,383      5,921,868      4,532,869




        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                  UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF
                STOCKHOLDERS' DEFICIT For the period May 26, 2000
                 (inception) through October 31, 2000, the years
  ended October 31, 2001 and 2002, and for the six months ended April 30, 2003


                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                Preferred stock                  Common stock            Additional      during the
                                            --------------------------    --------------------------      paid-in       Development
                                             Shares        Amount           Shares          Amount        capital           Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at May 26, 2000 (inception)                --      $      --             --      $      --      $      --      $      --

Issuance of common stock                           --             --          640,610            641         85,685           --

Net loss for the period                            --             --             --             --             --         (129,778)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2000                        --             --          640,610            641         85,685       (129,778)

Issuance of Series A preferred stock            950,000            950           --             --          949,050           --

Issuance of common stock for acquisition
   of Videolocity, Inc.                            --             --        3,028,076          3,028        386,092           --

Provision for redemption value of
   preferred stock                                 --             --             --             --       (3,957,380)          --

Issuance of common stock for:
    Services                                       --             --           20,000             20         19,980           --
    Cash                                           --             --          610,000            610        499,390           --
    Stock incentive plans                          --             --            5,000              5          4,995           --
    Bonus interest and extensions of debt          --             --           15,000             15         74,985           --

Net loss for the year                              --             --             --             --             --       (2,379,623)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2001                     950,000            950      4,318,686          4,319     (1,937,203)    (2,509,401)

Redemption and cancellation of preferred       (950,000)          (950)       180,000            180      3,957,380           --
   stock

Cancellation of common stock                       --             --          (50,000)           (50)            50           --

Interest expense recognized on
   beneficial conversion feature on
   notes payable                                   --             --             --             --          303,900           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          148,500            149        132,493           --
    Conversion of debt                             --             --          355,000            355        354,645           --
    Services                                       --             --          419,871            419        444,453           --
    Stock plans                                    --             --          504,539            505        453,637           --

Net loss for the year                              --             --             --             --             --       (3,086,210)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2002                        --             --        5,876,596          5,877      3,709,355     (5,595,611)

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          157,500            157         44,442           --
    Stock plans                                    --             --           16,775             17         19,848           --

Interest expense recognized on
   beneficial conversion feature on                --             --             --             --          120,000           --
   notes payable

Net loss for the period                            --             --             --             --             --       (1,124,080)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at April 30, 2003                          --      $      --        6,050,871    $     6,051      3,893,645     (6,719,691)
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



                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                     From
                                                                   For the six months ended      May 26, 2000
                                                                            April 30,             (inception)
                                                                    -------------------------       Through
                                                                      2003            2002      April 30, 2003
                                                                   -----------    -----------    -----------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                     $(1,124,080)   $(1,227,692)   $(6,719,691)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                            --              (34)         4,866
             Provision for bad debts                                    149,000        150,000        590,000
             Write off of goodwill                                         --             --          958,628
             Gain on sale of investment stock                              --             --         (338,049)
             Gain on transfer of license                                   --             --         (114,509)
             Depreciation and amortization                               12,647          8,200        106,057
             Interest expense recognized on beneficial conversion       120,000           --          423,900
             Issuance of common stock under stock plans                  19,865        325,763        442,366
             Issuance of common stock for services                         --           57,765        539,185
             Issuance of common stock for interest                       44,599         82,799        208,799
             Changes in assets and liabilities
                Advance deposits                                          2,900           --             --
                Other assets                                            (11,852)          (560)       (11,852)
                Accounts payable and accrued liabilities                192,534         79,991        373,512
                Accrued interest                                         86,518         49,136        212,608
                                                                    -----------    -----------    -----------

                  Total adjustments                                     616,211        753,060      3,395,511
                                                                    -----------    -----------    -----------

                  Net cash used in operating activities                (507,869)      (474,632)    (3,324,180)
                                                                    -----------    -----------    -----------

    Net cash flows from investing activities -
       Costs of license agreement                                          --             --             --
       Investment stock and licenses, net                                  --         (200,000)       556,561
       Increase in notes receivable                                        --             --         (600,000)
       Purchase of property and equipment                                (1,931)       (25,470)      (119,990)
                                                                    -----------    -----------    -----------

                  Net cash flows used in investing activities            (1,931)      (225,470)      (163,429)
                                                                    -----------    -----------    -----------

    Cash flows from financing activities
       Increase in notes payable                                        490,000        722,300      2,699,800
       Proceeds from issuance of common stock                              --             --          799,306
                                                                    -----------    -----------    -----------

                  Net cash provided by financing activities             490,000        722,300      3,499,106
                                                                    -----------    -----------    -----------

                  Net increase (decrease) in cash                       (19,800)        22,198         11,497

Cash at beginning of period                                              31,297            411           --
                                                                    -----------    -----------    -----------

Cash at end of period                                               $    11,497    $    22,609    $    11,497
                                                                    ===========    ===========    ===========

Supplemental disclosures of cash flow information

    Cash paid during the period for
       Interest                                                     $      --      $      --      $      --
       Income taxes                                                        --             --             --

         The accompanying notes are an integral part of these statements

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. at April 30, 2003 and for the three months and six months ended April 30, 2003 and 2002 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three months and six months ended April 30, 2003 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2002. The results of operations for the three months and six months ended April 30, 2003, may not be indicative of the results that may be expected for the year ending October 31, 2003.

NOTE C - ORGANIZATION AND BUSINESS ACTIVITY

The Company is a Nevada corporation organized on November 5, 1985 under the name Pine View Technologies. On November 27, 2000 the Company's name was changed to Videolocity International Inc. On December 4, 2000, the Company acquired
Videolocity Inc. in a transaction recorded as a recapitalization with the Company being the legal survivor and Videolocity Inc. being the accounting survivor and the operating entity. Videolocity Inc., the accounting survivor, was founded on May 26, 2000. The Company and its subsidiaries were established to develop and market systems, products, and solutions for the delivery of video, high speed internet access, and other digital content to end users such as hotels, hospitals, and condominiums on demand.

At April 30, 2003, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company had no revenue from its planned principal operations.

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

NOTE F - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was $155,578 for the Quarter ended April 30, 2003 ($372,974 for the six months ended April 30, 2003).

As of April 30, 2003, the Company had net operating loss carryforwards for tax reporting purposes of approximately $5,770,000 expiring through 2023.

NOTE G - NOTE RECEIVABLE

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at $19,000 at April 30, 2003. As of April 30, 2003, the Company has recorded an allowance for bad debt totaling $590,000 against the note receivable. (Note K)

NOTE H - NOTES PAYABLE

As of April 30, 2003, the Company has notes payable totaling $2,339,800 due to various individuals and companies including $260,000 to current related parties including members of the Board of Directors and Management. Of the total, $2,239,800 is written at 8 percent simple interest and $100,000 is written at 12 percent simple interest. The Company's notes payable have maturities or have been extended as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $10,000 matured during January 2003, , $1,284,800 matures during August 2003, $90,000 matures during April 2004, $350,000 matures during June 2004, and $150,000 has no set maturity date and is payable until paid in full. Additionaly, as of April 30, 2003 approximately $245,000 of the total is callable by the lender when the Company has received a minimum of five million in debt or equity funding. The Company is actively pursuing extensions on the notes payable. As of April 30, 2003, the Company holds $177,800 and $640,000 in notes payable that are convertible at the option of the debt holder into the Company's common stock at $1.00 and $0.20 respectively.

The Company originated $150,000 in notes payable during the three months ended April 30, 2003, $90,000 of which had been received by April 30, 2003. The notes mature no less than 360 days from the signing and one half on demand when the Company has secured and received a minimum of $5,000,000 in debt or equity funding. The notes have the following additional terms: 1) granted an option to purchase 252,000 shares of Videolocity International, Inc. common stock at $0.20 per share which expires when all amounts owed are paid in full. The Company received the additional $60,000 subsequent to April 30, 2003.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $235,000 to current related parties, as security, in exchange for an extension of maturity dates. The notes payable under the UCC-1 have maturities or have been extended as follows: $20,000 matured during October 2002, $435,000 during November, 2002, $10,000 matured January 2003, and $1,035,000 matures during August, 2003.

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

NOTE J - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified people to serve as key employees. Awards made under the plan shall be in plan units and each unit can be convertible, at the option of the participant, into one share of the Company's common stock after the vesting requirement has been satisfied. The Company reserved 1,000,000 common shares that can be issued under the plan. As of April 30, 2003, the Company has 255,784 plan units that have been awarded under the plan. Of the total awarded, 58,459 plan units have met the vesting requirement and have been converted to common stock and 197,325 plan units are subject to additional vesting requirements. During the three months ended April 30, 2003 the Company issued 7,300 shares of common stock in exchange for vested plan units resulting in compensation expense of approximately $8,300 (16,775 shares resulting in compensation expense of approximately $19,864 for the six months ended April 30, 2003.

On March 26, 2002 the Company filed an additional stock option and stock award plan, which had been approved by the shareholders of Pine View Technologies in November 2001. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. The Company did not issue shares under the plan during the three months or six months ended April 30, 2003. The Company has issued a total of 467,855 shares under the Plan.

NOTE K - COMMITMENTS AND CONTINGENCIES

On August 26, 2002 the Company's subsidiary, Healthcare Concierge Inc. filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements (Note G). The defendant has been served and because the action is in the initial stages, we are unable to assess the likelihood of success at this time.

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

The Company is engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

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

NOTE M - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Current officers and directors have made short-term 8.0 percent loans to the Company totaling approximately $260,000. Additionally, the Company has accounts payable totaling approximately $58,000 due to directors.

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

Forward-Looking Information

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of our business and acceptance of our products and services; (iii) volatility of the stock market, particularly within the technology sector; and (iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

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

Our DES permits viewers to select from an extensive library of movie titles, informational/educational content and view their selections on their television screens, lap top computers or PDAs (personal digital assistants). All content is protected through our proprietary encryption and encoding process, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast. We tailor the user interfaces and content offering specifically to each market segment and to each customer within that market segment. Our overall delivery system design, hardware components and software applications remain identical, or only slightly modified to accommodate larger user bases and/or infrastructures. This gives us the ability to customize the feature settings and tailor the local content offering to the specific audiences for each market segment. We provide a wireless system and also offer a parallel system over wire using Ethernet, DSL CAT5 and fiber architectures. Our DES is available on either a Microsoft or Linux operating system in a stand-alone set top box.

To date we have focused on the acquisition and development of our technology and preliminary marketing activities. We are now positioned to activeley market our DES and related technology and products and begin deploying our DES into our first signed contracts. Our current business strategy is to drive demand of the usage of our DES worldwide in the hospitality, healthcare, residential and other markets in both wired and wireless applications. We are presently commencing the initial marketing of DES into various marketplaces. Although we use the word International in our name, we are not currently operating outside the U.S., except for limited marketing activities in Canada and Mexico. However, as we expand operations and as our business warrants, we fully intend to operate and market our products wherever prudent, including internationally. We operate our business through five subsidiaries which perform various functions strategic to their market place or core competency. To date, our activities have been limited to our DES and other digital technologies. We are also committed to the continual development of additional innovative, high quality, cost effective technologies. We are currently, and intend to remain, a technology company.

We intend to use our existing capital, together with proceeds from prospective future financings, to continue deployment and sales of our DES. Management estimates that minimum expenses during the next twelve months will be approximately $2.6 million, consisting of $1.6 million in payroll and related expenses including the hiring of additional personnel, approximately $140,000 for office rent, and approximately $640,000 for general and administrative expenses including, office equipment and supplies, travel and conventions, legal and accounting fees. Research and development expenses are estimated to be approximately $220,000 during the next twelve months. These expenses will be directed at further development of our DES. We will also incur substantial additional costs in connection with the manufacture and deployment of our DES. Management further estimates that such costs will be a minimum of $10 million, but we are optimistic that we will be able to cover most of those costs with capital leases and from other future financing.

Currently, we do not intend to sell any hardware or software. Our business plan is to manufacture or purchase hardware and software and deploy our DES at no cost to the customer. It is anticipated that we will finance the system equipment and realize the majority of the revenue stream created by the end users. Presently, we do not anticipate any significant purchase or sale of plant or equipment. Additionally, we do not anticipate the addition of large numbers of employees because our business model calls for outsourcing any and all functions that would be directly related to the number of deployments.

We anticipate generating future revenues from the delivery of video and other content as well as high-speed Internet access to the end users of our DES. Management believes that we will begin to realize revenues from our first installations during the fourth quarter of 2003, from contracts currently in place and contracts currently being negotiated with hotel and healthcare properties.

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

During the next twelve months, we plan to seek additional debt funding in the form of credit lines and capital leases for up to approximately $10 million. This would permit us to cover our minimum expenses described above and accelerate deployment of our DES. As of the date hereof, we have not formalized any new funding except for a line of credit with Cornell Capital. We can not give any assurance that we will be able to secure such additional funding on favorable terms to us, or otherwise.

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

Liquidity and Capital Resources

During the three months ended April 30, 2003, our total current assets decreased approximately $29,000 primarily from use of cash for operations. During the six months ended April 30, 2003 our total current assets decreased from approximately $193,000 at October 31, 2002 to approximately $21,000 at April 30 2003, primarily due to the increase in the allowance for bad debts of approximately $149,000 during the first quarter of 2003 as well as a decrease in cash of approximately $20,000 due to operations. During the three months ended April 30, 2003, total assets decreased from approximately $146,000 to approximately $111,000 due to the use of cash from operations. During the six months ended April 30, 2003, total assets decreased from approximately $281,000 to approximately $111,000, due to the increase in the allowance for bad debts and the use of cash for operations.

During the three months ended April 30, 2003, our total current liabilities increased from approximately $2,588,000 to approximately $2,926,000. The increase is attributed to the increase in notes payable of $90,000, an increase in accrued interest of approximately $46,000 and an increase in accounts payable and accrued liabilities of approximately $203,000. During the six months ended April 30, 2003, our total current liabilities increased from approximately $2,157,000 to approximately $2,926,000. The increase is attributed to the increase in notes payable of $490,000, an increase in accrued interest of approximately $87,000 and an increase in accounts payable and accrued liabilities of approximately $274,000.

During the three months ended April 30, 2003 we received $90,000 toward a note payable totaling $150,000. These funds are being used for general operational expenses. Demand for payment may be made on one half of the principal no less than 360 days from signing and demand on the second half may be made when we have secured and received a minimum of $5,000,000 in debt or equity funding. The note has the additional terms; 1) granting an option to purchase 252,000 shares of Videolocity International, Inc. common stock at $0.20 per share, which expires one year from signing and 2) after we receive the remaining $60,000 the lender will be granted 40,000 shares of Videolocity International, Inc. common stock. We received the additional $60,000 during June 2003.

To date, we have not realized revenues from our operations. For the three months ended April 30, 2003, total expenses decreased approximately $442,000 or 51 percent as compared to the three months ended April 30, 2002. This is attributed primarily to a 75 percent decrease in professional fees and consultants expenses, and a decrease in the provision for doubtful accounts totaling
$150,000. Management anticipates that as we scale up the installation of our DES, our expenses will increase proportionately. Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.

Net Operating Loss

As of April 30, 2003, we have, together with our subsidiaries, accumulated a net operating loss carryforward of approximately $5,770,000, with an operating loss tax benefit of approximately $2,156,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the use of the future tax benefit is in doubt. The net operating loss will expire through 2023.

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

                                     PART II

Item 1.   Legal Proceedings

During December 2000 we issued 950,000 shares of series A preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, we exchanged 600,000 of the outstanding series A preferred shares for 180,000 shares of our common stock. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. Management has been in negotiations with the original holder of the 350,000 preferred shares and have reached a tentative agreement. Management does not believe that the final settlement will have a material impact on our financial statements.

On August 26, 2002 our subsidiary, Healthcare Concierge Inc. filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements. The defendant has been served and because the action is in the initial stages we are unable to assess the likelihood of success at this time.

We are engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended April 30, 2003, we issued an aggregate of 140,800 shares of common stock. Of the total shares issued, 83,500 shares were valued at approximately $0.20 per share and 50,000 shares were valued at $0.39 per share. The shares were issued to various individuals as consideration for notes payable and bonus interest for extending the due date of certain secured notes. These issuances were made in private transactions and, accordingly, we relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act. These shares are deemed to be restricted securities.

We also issued 7,300 shares to employees under the Videolocity, Inc. 2000 Stock Incentive Plan. These shares were issued to five employees and were subject to a registration statement filed with the SEC on July 31, 2001.

Item 3. Defaults Upon Senior Securities

On February 6, 2003 we received a formal notice of default from ISOZ, LC regarding our $215,000 in notes payable to ISOZ, LC. As of June 16, 2003 we are in default on notes payable due to ISOZ, LC. totaling $215,000 and accrued interest of approximately $32,000.

As of April 30, 2003, we had notes payable totaling $2,339,800. The notes payable have maturities or have been extended as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $10,000 matured during
January 2003, , $1,284,800 matures during August 2003, $90,000 matures during April 2004, $350,000 matures during June 2004 and $150,000 has no set maturity date and is payable until paid in full. As of June 16, 2003 we had a total of $465,000 in notes payable that are past due and related accrued interest of approximately $52,000. We are actively pursuing extensions on the notes payable.


Item 4. Submissions of Matters to a Vote of Security Holders

This Item is not applicable.


Item 5. Other Information

This Item is not applicable

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


                                       IDEOLOCITY INTERNATIONAL, INC.



                                       BY:  /S/  ROBERT E. HOLT
                                            ------------------------------------
                                                 ROBERT E. HOLT
                                                 President and Director
                                                 Date:  June 16, 2003



                                       BY:  /S/  CORTNEY TAYLOR
                                            ------------------------------------
                                                 CORTNEY TAYLOR
                                                 Chief Financial Officer
                                                 (Principal accounting Officer)
                                                 Date:  June 16, 2003

                                 Certifications
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date:  June 16, 2003

/s/   Robert E. Holt
------------------------
Robert E. Holt
Chief Executive Officer

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

Date:  June 16, 2003

/s/   Cortney L. Taylor
----------------------------
Cortney L. Taylor
Chief Financial Officer