Form 10QSB
period 2003-07-31
VIDEOLOCITY INTERNATIONAL INC
filed 2003-09-22
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities
    Exchange Act of 1934

                  For the Quarterly Period ended July 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:



           Class                            Outstanding as of September 09, 2003
--------------------------                  ------------------------------------
       Common Stock,                                    6,346,996
Par Value $0.001 par value


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                         VIDEOLOCITY INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                                   Page
                                     PART I

Item 1.           Financial Statements.............................................................. 2

Item 2.           Management's Discussion and Analysis or Plan of Operation......................... 10

Item 3.           Controls and Procedures........................................................... 13

                                     PART II

Item 1.           Legal Proceedings................................................................. 13

Item 2.           Changes in Securities and Use of Proceeds......................................... 13

Item 3.           Defaults Upon Senior Securities................................................... 14

Item 4.           Submissions of Matters to a Vote of Security Holders.............................. 14

Item 5.           Other Information................................................................. 14

Item 6.           Exhibits and Reports on Form 8-K.................................................. 14

                  Signatures........................................................................ 15

                  Certifications.................................................................... 16


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                     ASSETS

                                  July 31, 2003
CURRENT ASSETS


    Cash                                                          $     8,009
    Note receivable, net of allowance for bad debts of $590,000        10,000
                                                                  -----------

             Total current assets                                      18,009

PROPERTY AND EQUIPMENT, at cost, net                                   71,118

OTHER ASSETS - advance deposits                                       133,158
                                                                  -----------

                                                                  $   222,285
                                                                  ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES


    Accounts payable and accrued liabilities                      $   440,932
    Accrued interest payable                                          287,721
    Notes payable - related parties                                   260,000
    Notes payable                                                   2,379,800
                                                                  -----------

             Total current liabilities                              3,368,453

COMMITMENTS AND CONTINGENCIES                                            --

MINORITY INTERESTS                                                      4,866

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 50,000,000 shares
      authorized, 6,235,671 issued and outstanding                      6,236
    Preferred stock, $0.001 par value; 1,000,000 shares
      authorized, none outstanding                                       --
    Additional paid-in capital                                      3,940,360
    Deficit accumulated during the development stage               (7,097,630)
                                                                  -----------

             Total stockholders' deficit                           (3,151,034)
                                                                  -----------

                                                                  $   222,285
                                                                  ===========


        The accompanying notes are an integral part of these statements.



                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                          Three months ended            Nine months ended            From
                                                              July 31,                     July 31,              May 26, 2000
                                                     --------------------------    --------------------------      through
                                                         2003           2002           2003           2002      July 31, 2003
                                                     -----------    -----------    -----------    -----------    -----------
Revenue                                              $      --      $      --      $      --      $      --      $      --
                                                     -----------    -----------    -----------    -----------    -----------

Operating expenses
    Salaries, payroll taxes, and employee benefits       187,454        198,347        580,927        572,562      2,298,509
    Professional fees and consultants                     15,298        202,815        174,598        494,831      1,145,790
    Rent                                                  12,000         19,500         33,000         58,500        196,305
    Technology Development                                34,676         38,978         92,807         71,367        228,971
    Provision for bad debts                                 --             --          149,000        150,000        590,000
    Travel and conventions                                  --           25,111         14,991         33,179        157,533
    Depreciation and amortization                          6,324          4,100         18,971         12,300        112,381
    Utilities                                              2,923          3,068         15,734          9,181         62,079
    Gain on transfer of license agreements                  --             --             --             --         (114,509)
    Write off of goodwill                                   --             --             --             --          958,628
    Other                                                  5,420         25,096         76,529        155,230        706,530
                                                     -----------    -----------    -----------    -----------    -----------

                                                         264,095        517,015      1,156,557      1,557,150      6,342,217
                                                     -----------    -----------    -----------    -----------    -----------

             Operating loss                             (264,095)      (517,015)    (1,156,557)    (1,557,150)    (6,342,217)

Interest income                                             --             --             --            5,334          5,578

Gain on sale of stock, net                                  --             --             --             --          338,049

Other expense - interest and beneficial conversion      (113,844)      (132,271)      (345,462)      (325,050)    (1,094,174)
Minority interests                                          --               39           --              (73)        (4,866)
                                                     -----------    -----------    -----------    -----------    -----------

             Loss before income taxes                   (377,939)      (649,247)    (1,502,019)    (1,876,939)    (7,097,630)

Income taxes                                                --             --             --             --             --
                                                     -----------    -----------    -----------    -----------    -----------

             NET LOSS                                $  (377,939)   $  (649,247)   $(1,502,019)   $(1,876,939)   $(7,097,630)
                                                     ===========    ===========    ===========    ===========    ===========

Loss per common share
    Basic and Diluted                                $     (0.06)   $     (0.12)   $     (0.25)   $     (0.38)


Weighted-average common and dilutive common
   equivalent shares outstanding
    Basic and Diluted                                  6,138,379       5,477,835      5,994,345      4,900,399



        The accompanying notes are an integral part of these statements.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                  UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF
                STOCKHOLDERS' DEFICIT For the period May 26, 2000
                      (inception) through October 31, 2000,
                   the years ended October 31, 2001 and 2002,
                   and for the nine months ended July 31, 2003

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                Preferred stock                  Common stock            Additional      during the
                                            --------------------------    --------------------------      paid-in       Development
                                             Shares        Amount           Shares          Amount        capital           Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at May 26, 2000 (inception)                --      $      --             --      $      --      $      --      $      --

Issuance of common stock                           --             --          640,610            641         85,685           --

Net loss for the period                            --             --             --             --             --         (129,778)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2000                        --             --          640,610            641         85,685       (129,778)

Issuance of Series A preferred stock            950,000            950           --             --          949,050           --

Issuance of common stock for acquisition
   of Videolocity, Inc.                            --             --        3,028,076          3,028        386,092           --

Provision for redemption value of
   preferred stock                                 --             --             --             --       (3,957,380)          --

Issuance of common stock for:
    Services                                       --             --           20,000             20         19,980           --
    Cash                                           --             --          610,000            610        499,390           --
    Stock incentive plans                          --             --            5,000              5          4,995           --
    Bonus interest and extensions of debt          --             --           15,000             15         74,985           --

Net loss for the year                              --             --             --             --             --       (2,379,623)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2001                     950,000            950      4,318,686          4,319     (1,937,203)    (2,509,401)

Redemption and cancellation of preferred       (950,000)          (950)       180,000            180      3,957,380           --
   stock

Cancellation of common stock                       --             --          (50,000)           (50)            50           --

Interest expense recognized on
   beneficial conversion feature on
   notes payable                                   --             --             --             --          303,900           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          148,500            149        132,493           --
    Conversion of debt                             --             --          355,000            355        354,645           --
    Services                                       --             --          419,871            419        444,453           --
    Stock plans                                    --             --          504,539            505        453,637           --

Net loss for the year                              --             --             --             --             --       (3,086,210)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2002                        --             --        5,876,596          5,877      3,709,355     (5,595,611)

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          335,000           335          82,914           --
    Stock plans                                    --             --           24,075            24          28,091           --

Interest expense recognized on
   beneficial conversion feature on                --             --             --             --          120,000           --
   notes payable

Net loss for the period                            --             --             --             --             --       (1,502,019)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at July 31, 2003                           --      $      --        6,235,671    $     6,236      3,940,360     (7,097,630)
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


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                     From
                                                                  For the nine months ended      May 26, 2000
                                                                            July 31,              (inception)
                                                                    -------------------------       Through
                                                                      2003            2002          July 31,
                                                                                                      2003
                                                                   -----------    -----------    -----------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                     $(1,502,019)   $(1,876,939)  $(7,097,630)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                            --              (73)         4,866
             Provision for bad debts                                    149,000        150,000        590,000
             Write off of goodwill                                         --             --          958,628
             Gain on sale of investment stock                              --             --        (338,049)
             Gain on transfer of license                                   --             --        (114,509)
             Depreciation and amortization                               18,971         12,300        112,381
             Interest expense recognized on beneficial conversion       120,000           --          423,900
             Issuance of common stock under stock plans                  28,115        269,594        487,257
             Issuance of common stock for services                         --          293,008        464,872
             Issuance of common stock for interest                       83,249        132,642        290,891
             Changes in assets and liabilities
                Other assets                                           (130,258)          (560)     (133,158)
                Accounts payable and accrued liabilities                259,954        (91,226)       440,932
                Accrued interest                                        161,631        (13,949)       287,721
                                                                    -----------    -----------    -----------

                  Total adjustments                                     690,662        751,736      3,475,732
                                                                    -----------    -----------    -----------

                  Net cash used in operating activities                (811,357)    (1,125,203)   (3,621,898)
                                                                    -----------    -----------    -----------

    Net cash flows from investing activities -
       Investment stock and licenses, net                                  --             --         555,791
       Increase in notes receivable                                        --             --        (600,000)
       Purchase of property and equipment                                (1,931)       (25,470)     (119,990)
                                                                    -----------    -----------    -----------

                  Net cash flows used in investing activities            (1,931)       (25,470)     (164,199)
                                                                    -----------    -----------    -----------

    Cash flows from financing activities
       Increase in notes payable                                        790,000      1,304,800      2,994,800
       Proceeds from issuance of common stock                              --             --          799,306
                                                                    -----------    -----------    -----------

                  Net cash provided by financing activities             790,000      1,304,800      3,794,106
                                                                    -----------    -----------    -----------

                  Net increase (decrease) in cash                       (23,288)       154,127          8,009

Cash at beginning of period                                              31,297            411           --
                                                                    -----------    -----------    -----------

Cash at end of period                                               $     8,009    $   154,538    $     8,009
                                                                    ===========    ===========    ===========

Supplemental disclosures of cash flow information

    Cash paid during the period for
       Interest                                                     $      --      $      --      $      --
       Income taxes                                                        --             --             --

         The accompanying notes are an integral part of these statements

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. as of July 31, 2003 and for the three months and nine months ended July 31, 2003 and 2002 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three months and nine months ended July 31, 2003 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2002. The results of operations for the three months and nine months ended July 31, 2003, may not be indicative of the results that may be expected for the year ending October 31, 2003.

NOTE C - ORGANIZATION AND BUSINESS ACTIVITY

The Company is a Nevada corporation organized on November 5, 1985 under the name Pine View Technologies. On November 27, 2000 the Company's name was changed to Videolocity International Inc. On December 4, 2000, the Company acquired
Videolocity Inc. in a transaction recorded as a recapitalization with the Company being the legal survivor and Videolocity Inc. being the accounting survivor and the operating entity. Videolocity Inc., the accounting survivor, was founded on May 26, 2000. The Company and its subsidiaries were established to develop and market systems and other products for the delivery of on demand video, high speed internet access, and other digital content to end users such as hotels, hospitals, and condominiums.

At July 31, 2003, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company had no revenue from its planned principal operations.

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

NOTE F - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was approximately $140,000 for the Quarter ended July 31, 2003 (approximately $513,000 for the nine months ended July 31, 2003).

As of July 31, 2003, the Company had net operating loss carryforwards for tax reporting purposes of approximately $6,145,000 expiring through 2023.

NOTE G - NOTE RECEIVABLE

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at $25,000 at July 31, 2003. As of July 31, 2003, the Company has recorded an allowance for bad debt totaling $590,000 against the note receivable. (Note K)

NOTE H - NOTES PAYABLE

As of July 31, 2003, the Company has notes payable totaling $2,639,800 due to various individuals and entities including $260,000 to current related parties including members of the Board of Directors and Management. Of the total, $2,539,800 is written at 8 percent simple interest and $100,000 is written at 12 percent simple interest. The Company's notes payable have maturities or have been extended as follows: $20,000 matured during October 2002, $315,000 matured during November 2002, $10,000 matured during January 2003, $100,000 matured during June 2003, $1,404,800 matures during August 2003, $125,000 matures during November 2003, $75,000 matures during April 2004, $175,000 matures during June 2004, and $150,000 has no set maturity date and is payable until paid in full. Additionally, as of July 31, 2003 approximately $265,000 of the total is callable by the lender when the Company has received a minimum of five million in debt or equity funding. The Company is actively pursuing extensions on the notes payable. As of July 31, 2003, the Company holds $327,800, $640,000 and $50,000 in notes payable that are convertible at the option of the debt holder into the Company's common stock at $1.00, $0.20, and $0.15 respectively.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $235,000 to current related parties, as security, in exchange for an extension of maturity dates. The notes payable under the UCC-1 have maturities or have been extended as follows: $20,000 matured during October 2002, $435,000 during November 2002, $10,000 matured January 2003, and $1,035,000 matures during August, 2003.

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

NOTE J - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified people to serve as key employees. Awards made under the plan shall be in plan units and each unit can be convertible, at the option of the participant, into one share of the Company's common stock after the vesting requirement has been satisfied. The Company reserved 1,000,000 common shares that can be issued under the plan. As of July 31, 2003, the Company has 255,784 plan units that have been awarded under the plan. Of the total awarded, 68,259 plan units have met the vesting requirement and have been converted to common stock and 187,525 plan units are subject to additional vesting requirements. During the three months ended July 31, 2003 the Company issued 7,300 shares of common stock in exchange for vested plan units resulting in compensation expense of approximately $8,300 (24,075 shares resulting in compensation expense of approximately $28,115 for the nine months ended July 31, 2003).

On March 26, 2002 the Company filed an additional stock option and stock award plan, which had been approved by the shareholders of Pine View Technologies in November 2001. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. The Company did not issue shares under the plan during the three months or nine months ended July 31, 2003. The Company has issued a total of 467,855 shares under the Plan.

NOTE K - COMMITMENTS AND CONTINGENCIES

On August 26, 2002 the Company's subsidiary, Healthcare Concierge Inc. filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements (Note G). During June 2003 the Company received notification of a summary judgment from the Third District Court of Salt Lake County. The Court ordered that judgment be entered in the Company's favor totaling approximately $673,000 which includes the original note receivable plus accrued interest to date and some other small amounts. It was further ordered that the judgment shall be augmented in the amount of reasonable costs and attorney's fees in collecting the judgment.

During December 2000, the Company issued 950,000 shares of series A preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, the Company exchanged 600,000 of the outstanding series A preferred shares for 180,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. Management continues in negotiations with the original holder of the 350,000 preferred shares. Management does not believe that the final settlement will have a material impact on our financial statements.

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

Pursuant to terms of the Equity Line, the Company is required to file with the SEC a registration statement covering the shares to be acquired by Cornell Capital Partners. The 24-month term commences on the effective date of the registration statement. The Company is currently working toward completion of the registration. The purchase price of the shares will be 95% of the lowest closing bid price of the Company's common stock during the five consecutive trading days immediately following receipt of the Company's notice of its intent to make a draw. The Company may make up to four draws per month at a maximum $250,000 per draw. In addition to the shares to be issued under the Equity Line, the Company will include in its registration statement an additional 300,000 shares issued to Cornell Partners and the Placement Agent in connection with the execution of the Equity Line.

NOTE M - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Current officers and directors have made 8.0 percent loans to the Company totaling approximately $260,000. Additionally, the Company has accounts payable totaling approximately $58,000 due to directors.

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

Plan of Operation

General

We are a development stage company engaged in the business of engineering, marketing and deployment of the Videolocity Digital Entertainment System (DES), and other digital information and entertainment systems. DES delivers video-on-demand in near DVD quality. It also delivers application specific information, games, music, educational material, and wireless high-speed internet access to individuals, residents, hotel guests, and patients/attendants in the healthcare industry.

To date we have focused on the acquisition and development of our technology and preliminary marketing activities. We are now positioned to begin to actively market our DES and related technologies and begin deploying our DES into our first signed contracts. Our current business strategy is to drive demand and the usage of our DES in the hospitality, healthcare, residential and other markets in both wired and wireless applications. We are presently commencing the initial marketing of DES into various marketplaces. Although we use the word international in our name, we are not currently operating outside the U.S., except for limited marketing activities in Canada and Mexico. However, as we expand operations and as our business warrants, we fully intend to operate and market our products wherever prudent, including internationally. We operate our business through five subsidiaries which perform various functions strategic to their market place or core competency. To date, our activities have been limited to our DES and other related digital technologies. We are also committed to the continual development of additional innovative, high quality, cost effective technologies. We are currently, and intend to remain, a technology company.

Our DES permits viewers to select from an extensive library of movie titles, informational/educational content and view their selections on their television screens, lap top computers or PDAs (personal digital assistants). Content is owned by third parties, such as movie studios, and will be paid for on a revenue share basis when DES is deployed commercially. All content is protected through our proprietary encryption and encoding process, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast. We tailor the user interfaces and content offering specifically to each market segment and to each customer within that market segment. Our overall delivery system design, hardware components and software applications remain identical, or only slightly modified to accommodate larger user bases and/or infrastructures. This gives us the ability to customize the feature settings and tailor the local content offering to the specific audiences for each market segment. We are capable of providing a wireless system and also offer a parallel system over wire using fiber architectures. Our DES is available on either a Microsoft or Linux operating system in a stand-alone set top box.

We intend to use our existing capital, together with proceeds from prospective future financings, to continue deployment and sales of our DES. Management estimates that minimum expenses during the next twelve months will be approximately $2.6 million, consisting of $1.5 million in payroll and related expenses including the hiring of additional personnel, approximately $140,000 for office rent, and approximately $440,000 for general and administrative expenses including, office equipment and supplies, travel and conventions, legal and accounting fees and approximately $300,000 for marketing and advertising including personnel. Research and development expenses are estimated to be approximately $220,000 during the next twelve months. These expenses will be directed at further enhancements to our DES. We will also incur substantial additional costs in connection with the manufacture and deployment of our DES. Management further estimates that such costs will be a minimum of $10 million, but we are optimistic that we will be able to cover most of those costs with capital leases and from other future financing.

Currently, we do not intend to sell any hardware or software. Our business plan is to manufacture or purchase hardware and software and deploy our DES at no initial cost to the customer. It is anticipated that we will finance the system equipment and realize the majority of the revenue stream created by the end users. We do not presently anticipate any significant purchase or sale of plant or equipment. Additionally, we do not anticipate the addition of large numbers of employees because our business model calls for outsourcing any and all functions that would be directly related to the number of deployments.

We anticipate generating future revenues from the delivery of video and other content as well as high-speed Internet access to the end users of our DES. Management believes that we will begin to realize revenues during our first quarter of 2004 from our first installations started during the fourth quarter of 2003, from contracts currently in place and contracts currently being negotiated with hotel and healthcare properties.

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

During the next twelve months, we plan to seek additional debt funding in the form of credit lines and capital leases for up to approximately $10 million. This would permit us to cover our minimum expenses described above and accelerate deployment of our DES. As of the date hereof, we have not formalized any new funding except for a line of credit with Cornell Capital, L.P. We can not give any assurance that we will be able to secure such additional funding on favorable terms to us, or otherwise.

We have entered into a $20 million equity line of credit agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund which, we anticipate, will provide us with adequate working capital for at least the next 24 months. Under the Equity Line, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20,000,000 over a 24-month period. There is no minimum draw down although the Company may make up to four draws per month at a maximum $250,000 per draw. The Company is required to file a registration statement with the SEC covering the shares to be acquired by Cornell Partners. The 24-month term commences on the effective date of the registration statement. The Company is currently working toward completion of the registration. The purchase price of the shares will be 95% of the lowest closing bid price of the Company's common stock during the five consecutive trading days immediately following receipt of the Company's notice of its intent to make a draw.In addition to the shares to be issued under the Equity Line, the Company will include in its registration statement an additional 300,000 shares issued to Cornell Partners and the Placement Agent in connection with the execution of the Equity Line.

Without drawing against the line of credit and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will be sufficient to fund our cost of operation for approximately the next month and that we must obtain additional financing during that time in order to continue operations.

Liquidity and Capital Resources

During the three months ended July 31, 2003, our total current assets decreased approximately $3,500 primarily from use of cash for operations. During the nine months ended July 31, 2003 our total current assets decreased from approximately $193,000 at October 31, 2002 to approximately $18,000 at July 31 2003, primarily due to the increase in the allowance for bad debts of approximately $149,000 during the first quarter of 2003 as well as a decrease in cash of approximately $23,000 due to operations. During the three months ended July 31, 2003, total assets increased from approximately $111,000 to approximately $222,000. The increase is primarily due to the Company using funds borrowed during the quarter to make advance deposits on future borrowings. During the six months ended July 31, 2003, total assets decreased from approximately $281,000 to approximately $222,000, which was primarily due to the increase in the allowance for bad debts and the use of cash for operations combined with the increase in advance deposits.

During the three months ended July 31, 2003, our total current liabilities increased from approximately $2,926,000 to approximately $3,368,000. The increase is attributed to the increase in notes payable of $300,000, an increase in accrued interest of approximately $75,000 and an increase in accounts payable and accrued liabilities of approximately $67,000. During the nine months ended July 31, 2003, our total current liabilities increased from approximately $2,157,000 to approximately $3,368,000. The increase is attributed to the increase in notes payable of $790,000, an increase in accrued interest of approximately $162,000 and an increase in accounts payable and accrued liabilities of approximately $260,000.

During the three months ended July 31, 2003 our notes payable increased by $300,000. These funds were borrowed from various individuals/entities and are being used for general operational expenses. $60,000 of the total received this quarter was received by the Company toward a note payable from our second quarter totaling $150,000 ($90,000 was received during our second quarter). The $150,000 note had the following additional terms. Demand for payment may be made on one half of the principal no less than 360 days from signing and demand on the second half may be made when we have secured and received a minimum of $5,000,000 in debt or equity funding. The note also granted an option to purchase 252,000 shares of Videolocity International, Inc. common stock at $0.20 per share, which expires one year from signing. The remaining $240,000 in new notes payable originated during the three months ended July 31, 2003 mature six months from signing and included the following additional provisions: 1) $50,000 of the total included an option to purchase 20,000 shares of Videolocity International common stock at $0.50 per share 2) $50,000 of the total included an option to purchase 40,000 shares of Videolocity International common stock at $0.15 per share and is convertible at $0.15 per share 3) $25,000 of the total is convertible into Videolocity International common stock at $0.20 per share .

To date, we have not realized revenues from our operations. For the three months ended July 31, 2003, total expenses decreased approximately $271,000 or 42 percent as compared to the three months ended July 31, 2002. This is attributed primarily to a 92 percent decrease in professional fees and consultants expenses, a decrease in travel and conventions expense of approximately $25,000, and a decrease in salaries, payroll taxes and employee benefits of approximately $11,000. Management anticipates that as we scale up the installation of our DES, our expenses will increase proportionately. Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.

Net Operating Loss

As of July 31, 2003, we have, together with our subsidiaries, accumulated a net operating loss carryforward of approximately $6,145,000, with an operating loss tax benefit of approximately $2,156,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the realization of the future tax benefit cannot be established. The net operating loss will expire through 2023.

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

                                     PART II


Item 1. Legal Proceedings

During December 2000 we issued 950,000 shares of series A preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, we exchanged 600,000 of the outstanding series A preferred shares for 180,000 shares of our common stock. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. Management continues in negotiations with the original holder of the 350,000 preferred shares. Management does not believe that the final settlement will have a material impact on our financial statements.

On August 26, 2002 our subsidiary, Healthcare Concierge Inc. filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc.

The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements. During June 2003 we received notification of a summary judgment from the Third District Court of Salt Lake County. The Court ordered that judgment be entered in the Company's favor totaling approximately $673,000 which includes the original note receivable plus accrued interest to date and some other small amounts. It was further ordered that the judgment shall be augmented in the amount of reasonable costs and attorney's fees in collecting the judgment.

We are engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended July 31, 2003, we issued an aggregate of 184,800 shares of common stock. Of the total shares issued, 177,500 shares were valued at approximately $0.22 per share. The shares were issued to various individuals as consideration for notes payable and bonus interest for extending the due date of certain notes. These issuances were made in private transactions and, accordingly, we relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act. These shares are deemed to be restricted securities.

We also issued 7,300 shares to employees under the Videolocity, Inc. 2000 Stock Incentive Plan. These shares were issued to five employees and were subject to a registration statement filed with the SEC on July 31, 2001.

Item 3. Defaults Upon Senior Securities

On February 6, 2003 we received a formal notice of default from ISOZ, LC regarding our $215,000 in notes payable to ISOZ, LC. As of September 9, 2003 we are in default on notes payable due to ISOZ, LC. totaling $215,000 and accrued interest of approximately $36,000.

As of July 31, 2003, the Company has notes payable totaling $2,639,800. The notes payable have maturities or have been extended as follows: $20,000 matured during October 2002, $315,000 matured during November 2002, $10,000 matured during January 2003, $100,000 expired during June 2003, $1,404,800 matures during August 2003, $125,000 matures during November 2003, $75,000 matures during April 2004, $175,000 matures during June 2004, and $150,000 has no set maturity date and is payable until paid in full. Additionally, as of July 31, 2003 approximately $265,000 of the total is callable by the lender when the Company has received a minimum of five million in debt or equity funding. As of September 9, 2003, the Company had a total of $1,849,800 in notes payable that are past due and related accrued interest of approximately $272,000. The Company is actively pursuing extensions on the notes payable.

Item 4. Submissions of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5. Other Information

This Item is not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following documents are included attached as exhibits to this report.

         Exhibit 31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         Exhibit  32.1     Certification  of CEO  Pursuant  to 18
                           U.S.C.  Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002


         Exhibit  32.2     Certification  of CFO  Pursuant  to 18
                           U.S.C.  Section 1350, as Adopted  Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         VIDEOLOCITY INTERNATIONAL, INC.


BY:  /S/  ROBERT E. HOLT
     ------------------------------------
          ROBERT E. HOLT
          President and Director
          Date:  September 22, 2003



BY:  /S/  CORTNEY TAYLOR
     ------------------------------------
          CORTNEY TAYLOR
          Chief Financial Officer
          (Principal accounting Officer)
          Date:  September 22, 2003