Form 10KSB/A
period 2002-10-31
VIDEOLOCITY INTERNATIONAL INC
filed 2003-10-30
CIK 786771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Amendment No. 2

                                  Form 10-KSB/A
                                  -------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2002.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  _______________  to  _______________.

                        Commission file number: 33-2310-D

                         VIDEOLOCITY INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                       87-0429154
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                             1762A Prospector Avenue
                              Park City, Utah 84060
              ----------------------------------------------------
              (Address of principal executive officers) (Zip Code)

                                 (435) 615-8338
                           ---------------------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:     None

         Securities registered under Section 12(g) of the Exchange Act:     None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


         State issuer's revenues for its most recent fiscal year: $-0- of $0.30 per share on February 12, 2002 and 3,975,643 shares held by nonaffiliates

         State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act). $1,192,693

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


          Class                             Outstanding as of October 8, 2003
------------------------                    ---------------------------------
 Common Stock, Par Value                              6,346,996
    $.001 per share


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Transitional Small Business Disclosure Format (check one):   Yes [  ]    No [X]



                                         VIDEOLOCITY INTERNATIONAL, INC.

                                               TABLE OF CONTENTS

                                                    PART I

                                                                                                          Page

Item 1.         Description of Business................................................................      3

Item 2.         Description of Property.................................................................    20

Item 3.         Legal Proceedings.......................................................................    21

Item 4.         Submission of Matters to a Vote of Security Holders.....................................    21

                                                   PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters...................    21

Item 6.         Management's Discussion and Analysis or Plan of Operations..............................    23

Item 7.         Financial Statements....................................................................    26

Item 8.         Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................    26

                                                  PART III

Item 9.         Directors and Executive Officers, Promoters and Control Persons: Compliance
                  with Section 16(a) of the Exchange Act................................................    27

Item 10.        Executive Compensation..................................................................    29

Item 11.        Security Ownership of Certain Beneficial Owners and Management..........................    31

Item 12.        Certain Relationships and Related Transactions..........................................    32

Item 13         Controls and Procedures.................................................................    33

Item 14.        Exhibits and Reports on Form 8-K........................................................    34

                Signatures..............................................................................    54

                                     PART I

In this Annual Report on Form 10-KSB, "Videolocity" refers to Videolocity International, Inc. and the "Company," "we," "our" and "us" refer to Videolocity International, Inc. and its consolidated subsidiaries, unless the context otherwise requires.


ITEM 1.  DESCRIPTION OF BUSINESS

General


We are a development stage company engaged in the business of engineering, marketing and deployment of the Videolocity Digital Entertainment System (DES), and other digital information and entertainment systems. DES delivers video-on-demand in near DVD quality. It also delivers application specific information, games, music, educational material, and wireless high-speed internet access to individuals, residents, hotel guests, and patients/attendants in the healthcare industry. To date we have focused on the acquisition and development of our technology and preliminary marketing activities. We are now positioned to progress the marketing of DES and related technology and products.

DES permits viewers to select from an extensive library of movie titles, informational/educational content and view their selections on their television screens, lap top computers or PDAs (personal digital assistants). All content is protected through our proprietary encryption and encoding process, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast. Our system also provides digital music-on-demand, Internet games, high-speed Internet access and many other e-commerce applications. Content is owned by major movie studios and other providers and is paid for at the time of selection on a revenue share basis. Terms of each revenue share vary between studios and will be finalized upon deployment of our DES and commercial use of content.


We tailor the user interfaces and content offering specifically to each market segment and to each customer within that market segment. Our overall delivery system design, hardware components and software applications remain identical, or only slightly modified to accommodate larger user bases and/or infrastructures. This gives us the ability to customize the feature settings and other providers and tailor the local content offering to the specific audiences for each market segment.


We are committed to continued development and installation of cost effective systems. We provide a wireless system and also offer a parallel system over wire using Ethernet, DSL CAT5 and fiber architectures. DSL (Digital Sub Line) technology is used to bring high bandwidth information over ordinary copper lines. CAT5 is the most popular type of cabeling used in local area networks and allows up to 100 Mbps. Our DES is available on either a Mircosoft or Linux operating system in a stand-alone set top box. Our current business strategy is to drive demand of the usage of our DES worldwide in the hospitality, healthcare and residential markets in both wired and wireless applications.

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

Historical Information

We originally organized as a Nevada corporation on November 5, 1985 as Pine View Technologies, Inc. In 1987, we completed a public offering of 3,965,610 shares of common stock at an offering price of $0.033 per share, from which we realized net proceeds of approximately $103,000. On December 4, 2000, Videolocity International, Inc. (formerly Pine View Technologies, Inc.) acquired Videolocity, Inc., a Nevada corporation, pursuant to an Agreement and Plan of Reorganization dated as of November 15, 2000. In connection with the transaction, we issued 3,028,076 shares of our common stock to the shareholders of Videolocity, Inc. We also sold 610,000 shares of our common stock for $500,000 pursuant to a private placement that was conducted subject to the completion of the acquisition and was closed immediately following the transaction. As a result of the acquisition, we had a total of 4,278,686 shares of common stock issued and outstanding, of which 640,561 shares, or approximately 15%, were held by our shareholders prior to the merger, 3,028,076 shares, or approximately 71%, were held by former shareholders of Videolocity, Inc., and 610,000 shares, or approximately 14%, were held by purchasers in the private placement. At the closing of the acquisition, the former management of Videolocity (formerly Pine View Technologies, Inc.) resigned and the persons nominated by Videolocity, Inc. were elected as the new directors of Videolocity International, Inc. The transaction was recorded as a recapitalization of Videolocity Inc. with the Company being the legal survivor and Videolocity Inc. being the accounting survivor. Videolocity, Inc., the accounting survivor, was organized under the name Moviesonline, Inc on May 26, 2000 for the purpose of developing and marketing systems for the delivery of video and other content to end users on demand. Prior to our acquisition, Videolocity Inc. conducted research in the video-on-demand industry, developed a business plan, assembled an experienced management team, acquired rights to proprietary technology, and raised approximately $519,000 as initial working capital through the private placement of common stock.

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

Significant Events

Contracts

To date, the Company has secured three contracts to install our DES with several other properties reviewing contracts. On October 18, 2002 we signed an agreement with Western States Lodging which will encompass three hotels and approximately 255 rooms. On November 13, 2002 we signed an agreement with Hotel Park City that includes 54 suites. On December 9, 2002 we signed an agreement with Hotel San Remo Casino & Resort that will total approximately 713 rooms. We anticipate beginning installations in the first quarter of our 2004 fiscal year. To date, we have installed high-speed Internet access into the 54 suites at the Hotel Park City.


UCC-1 and  Secured Notes


On July 30, 2001 our Board of Directors authorized the borrowing of $750,000 in 60 day secured notes with $650,000 bearing 8% simple interest and $100,000 bearing 12% simple interest. The notes are secured by an assignment and collateral pledge of 100% of the outstanding stock of our subsidiary, Videolocity Technologies, Inc. (5 million shares), which holds our six Patent Applications. The total of $750,000 was due and payable on or before October 31, 2001. On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000, as security, in exchange for an extension of maturity dates on the notes payable to September 2002. The filing included the original $750,000 together with $300,000 due to WAJ Enterprises LLC, which released a prior collateral security assignment of our Merit Studios, Inc. note receivable and also included $450,000 to be named. A total of $450,000 of the secured notes are with affiliated parties including Board of Director members Larry McNeill ($135,000) and Bennie L. Williams ($100,000) and a private entity, ISOZ, LC, of which D.T. Norman, a former member of the Board of Directors, is the manager ($215,000).


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


Through October 8, 2003 Company has notes payable totaling $2,699,800 due to various individuals and companies including $260,000 to current related parties including members of the Board of Directors and Management. Of the total, $2,599,800 is written at 8 percent simple interest and $100,000 is written at 12 percent simple interest. The Company's notes payable have maturities or have been extended as follows: $20,000 matured during October 2002, $315,000 matured during November 2002, $10,000 matured during January 2003, $100,000 matured during June 2003, $1,404,800 matured during August 2003, $125,000 matures during November 2003, $75,000 matures during April 2004, $175,000 matures during June 2004, and $150,000 has no set maturity date and is payable until paid in full. Additionaly, approximately $325,000 of the total is callable by the lender when the Company has received a minimum of five million in debt or equity funding.

$850,000 of the Company's total debt was received subsequent to October 31, 2002 from the following individuals/entities: $500,000 of the total was borrowed from Kirsten Bringhurst-Cysewski with $250,000 due upon demand when the Company has received a minimum of five million in debt or equity funding, $90,000 due during April 2004, and $175,000 due during June 2004 and has the following additional terms: 1) granted an option to purchase 252,000 shares of Videolocity International, Inc. common stock at $0.20 per share which expires when all amounts owed are paid in full and 2) $350,000 is convertible at $0.20 per share until paid in full 3) 3.0 percent of all future net revenues, in lieu of payment to sales agent, of all Hospitality, Healthcare, Convention, Education, Assisted Living and Timeshare properties contracted by the Company within the States of Nevada, Idaho, Montana, and Washington. $100,000 was received from WAJ Enterprises, LLC, which was due during June 2003, $95,000 was received from the D.W. Doc Weiner Revocable Trust, $75,000 of which is due during November 2003 and $20,000 of which is due on demand when the Company has received a minimum of five million in debt or equity funding. $85,000 was received from Andrew Zimmerman, of which $50,000 was due during August 2003, and 35,000 is due on demand when the Company has received a minimum of five million in debt or equity funding. $50,000 was received from Kevin M. Kelly and is due during November 2003, and $20,000 was received from Colleen O'Callaghan Miele and is due on demand when the Company has received a minimum of five million in debt or equity funding.


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

Subsequently the decision of the Third Judicial District Court was set aside. We continue in negotiations with the original holder of the 350,000 preferred shares. Management does not believe that the final settlement will have a material impact on our financial statements.

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


During June 2003 we received notification of a summary judgement from the Third District Court of Salt Lake County. The Court ordered that judgement be entered in the Company's favor totaling approximately $673,000 which includes the original note receivable plus accrued interest to date and some other small amounts. It was further ordered that the judgement shall be augmented in the amount of reasonable costs and attorney's fees in collecting the judgement.

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


To date we have marketed our products to the hospitality and healthcare industries as well as some telecommunications companies and cable TV companies. Marketing efforts have been limited to North America. Our marketing includes live demonstrations on site and presentations at conference and trade show exhibits. We have budgeted approximately $300,000 for marketing expenses including personnel which will provide for our marketing efforts for the next year. The funding for our marketing strategy and other operations will be sought in the form of additional debt funding and credit lines.


Business Developments


In 2001, we developed a Digital Entertainment System that delivers true video-on-demand streaming in an Mpeg4 format at 1Mbps or less achieving near DVD quality over Ethernet, DSL, or Wireless WAN and LAN network architectures. Mpeg (Moving Picture Experts Group) provides a family of standards used in coding audio-visual information in digital compressed format.

DES is a total system for the delivery of specific digital content, including video, application specific information and educational material to individuals, residents, hotel guests, and also patients and attendants in the healthcare industry. We offer streaming video-on-demand technologies that permit viewers to select from an extensive library of movie titles and informational/educational content. Users can view their selections on their television screens, on-demand.


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


While competition for high-end large-scale properties is significant for both video-on-demand systems and in-room broadband access, we believe the mid-range and lower-range properties are significantly underserved with either service. Properties in this segment ranging from 75 to 300 rooms, represent more than 56% of the total rooms in the U.S according to the American Hotel & Motel Association.

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

Competition in the hospitality sector comes mainly from LodgeNet and On-Command. According to published information from their respective websites, On-Command currently has more than 1,000,000 hotel rooms world-wide. Both companies are deploying systems that use high bandwidth Mpeg 2 formats while Videolocity uses the more efficient Mpeg 4 format. Mpeg4 is more efficient as it uses a higher compression algorithm that requires less bandwidth and storage space to provide the same or greater quality (Mpeg4 streams at 880 Kbps wheareas Mpeg2 uses 6500
Kbps). These type systems are readily available for purchase and represent the main technology of the competition to our DES. Comparable cost for these systems typically starts at approximately $150,000 to $200,000, not including set-top-boxes. The equivalent for our system would be approximately $35,000. Our pricing advantage is based on using commercially available servers using our software based technologies versus having to deploy expensive proprietary hardware based server systems. Additionally, our higher compression ratios reduce storage requirements with the use of the Mpeg4.


We will mainly use existing companies/channels that are presently specifically serving our target market segments with related products. We market our products to the hospitality industry through our subsidiary Hospitality Concierge.


There currently exists little competition for video-on-demand in the healthcare industry. We intend to market our products to the healthcare industry through our subsidiary Healthcare Concierge.


The home entertainment industry is extremely competitive and is dominated by several large companies with worldwide name brand recognition and substantial financial resources. In attracting subscribers to our video-on-demand system, we will be competing with

         *    traditional  video  rental  chains  such  as  Blockbuster   Video,
              Hollywood Video, and Movie Gallery;

         *    providers  of  video   entertainment   over  cable  and  satellite
              networks, such as DirectTV, Dish Network, and  AT&T ;

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

Regulation


We are not required to obtain any government approval as a condition to marketing our video-on-demand systems. However, such systems will be required to operate in compliance with applicable regulations of the Federal Communications Commission and the set-top boxes used in connection with such systems may require approval from Underwriters' Laboratories. We intend to operate in the unlicensed spectrum and will not need FCC licensing to deploy our DES. To date, all our hardware components are FCC approved for intended use. We will also be subject to various federal, state and local laws that govern the conduct of our business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations.


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

We have entered into an employment agreement with our President/CEO, Robert Holt, that includes the following additional considerations:

         Mr. Holt: Pursuant to his employment agreement dated January 16, 2002, Mr. Holt is serving as our Chief Executive Officer and receives an annual base salary of $240,000. His employment has an initial term of three years ending January 15, 2005. Mr. Holt is entitled to 90,000 plan units under our 2000 Stock Incentive Plan, of which, to date, 35,000 have vested. Mr. Holt received a bonus of 100,000 shares under our 2002 Stock Incentive Stock Award Plan. In addition, upon our receiving a minimum of $1 million in capital funding, Mr. Holt will receive a bonus of 100,000 shares of our common stock and the right to purchase at $0.01 per warrant, 900,000 stock purchase warrants, exercisable at $1.00 per share.

         Each of the above-described employment agreements are specific to the Individual's agreement but typically include the following uniform terms:

         Assignment of Inventions: During the terms of the employment agreements, any invention, discovery, concepts and ideas, whether or not patentable or subject to copyright protection, which the employee discovers or conceives, will become our sole property.

         Non-Compete: During the term of his agreement with us and for three years after the expiration of Mr. Holt's agreement, the employees agree not to:

         * own, manage operate or control any business that competes with us;

         * provide services to any business in the video-on-demand industry that is directly competitive with us;

         * solicit any business similar to ours from, or sell any products or services that are in direct competition with ours to, any business that within one year prior to the date of termination of employment, was a customer or client of ours or any of our subsidiaries; and

         * solicit the employment of any of our full-time executives or employees as of the date of termination of the agreement.

         Change of Control:

         In the event of a change of control of our company, whether by merger, acquisition, consolidation, reorganization, liquidation or otherwise, the employee will be entitled to voluntarily terminate his agreement and receive certain benefits set forth below:

         * the annual base salary through the date of termination, to the extent not theretofore paid;

         * reimbursement for any monies advanced by employee through the date of termination;

         * all other payments and benefits to which the employee is entitled through the date of termination;

         * for six months after the termination date, continued health and medical insurance coverage; and

         * all unvested plan units under the stock incentive plan will vest.

Indemnification of Directors and Executive Officers and Limitation on Liability

         We have adopted certain provisions in our articles of incorporation that limit the liability of our directors and executive officers and provide for indemnification by us for our directors and officers to the fullest extent permitted by Nevada law. Such provisions substantially limit the shareholders' ability to hold directors and officers liable for monetary damages resulting from breaches of their fiduciary duties.

Backlog

To date, the Company has secured three contracts to install our DES with several other properties reviewing contracts. On October 18, 2002 we signed an agreement with Western States Lodging which will encompass three hotels and approximately 255 rooms. On November 13, 2002 we signed an agreement with Hotel Park City that includes 54 suites. On December 9, 2002 we signed an agreement with Hotel San Remo Casino & Resort that will total approximately 713 rooms. The terms of each of the contracts are similar including five year terms, installation of our DES, providing content including internet, and maintenance during the term of the contract. To date, we have installed high-speed Internet access into the 54 suites at the Hotel Park City. We anticipate beginning installations in the first quarter of our 2004 fiscal year.


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

Risks Relating to Our Business

         Our extremely limited operating history makes it difficult to evaluate our business and prospects
         -----------------------------------------------------------------------

We commenced operations in January 2001 and have focused primarily on development of our technology and our DES. We have conducted only minimal sales and marketing activities since we commenced operations. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and an investment in our common stock.


         We have a history of losses and anticipate future losses
         -----------------------------------------------------------------------

We have not achieved any revenues to date and we may not achieve or subsequently maintain profitability if anticipated revenues occur more slowly than we expect, or not at all. As of October 31, 2002, our accumulated deficit was approximately $5,596,000 and as of July 31, 2003 our accumulated deficit was approximately $7,098,000. We expect to continue to incur significant expenses in connection with:


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


         If our technology and developed systems are not accepted by the market, our anticipated revenues will decline
        ------------------------------------------------------------------------
Our technology and DES system are ready for deployment in the marketplace. Market acceptance of our technology is critical to our future success. Factors that may affect the market acceptance of our technology include:

         *    market acceptance of our DES and related technology;

         * the features, performance, and cost of installation and use of our technology;

         *    availability of competing products and technologies;

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this prospectus. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "intends," "plans," anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 2.  DESCRIPTION OF PROPERTY


Our technical, marketing, and corporate offices are located at 1762 A Prospector Avenue, Park City, Utah 84060, our telephone number is (435) 615-8338 and our fax number is (435) 615-9979. Our mailing address is PO Box 1929, Sandy, Utah 84091-1929. The Park City offices consist of approximately 2800 square feet. The office space was leased under a contract at $4,000 per month that expired December 2002.

During the year we also leased office space in Salt Lake City, Utah at $2,500 per month from a former Director of the Company. This lease expired December 2002 and the Company does not intend to lease the office space in the future.

We are currently renting the Park City office on a month to month basis and evaluating the need for additional space and may relocate our office in the near future. The Salt Lake City and Park City areas have an abundance of available office space and we do not anticipate that a relocation of our office will increase our monthly costs substantially.

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

On August 26, 2002 our subsidiary, Healthcare Concierge, Inc., filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements. In June 2003, the Court issued a summary judgment in our favor for approximately $673,000, which includes the original note receivable plus accrued interest to date. The judgment will also be augmented in the amount of reasonable costs and attorney's fees related to the collection of the judgment.


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

Recent Sales of Unregistered Securities


On December 4, 2000, we issued 3,028,076 shares of common stock to the 27 shareholders of Videolocity, Inc. to acquire that entity. On December 4, 2000, we also sold an aggregate of 610,000 shares of common stock to ten sophisticated investors for $500,000. The proceeds were used to further our Business Plan and for general corporate expenses. No underwriter was involved in the transactions and the shares were issued or sold by us directly to the shareholders and investors. In August 2001, we issued 15,000 shares of common stock as additional consideration and bonus interest on certain secured notes issued by us. Also in August 2001, we issued 20,000 shares to Millennium International LLC, a Company that provides business consulting and advisor services to various Companies, for services pursuant to a public relations agreement. The services provided by Millenium were provided in full and we no longer have an agreement with Millenium International.

In November 2001, we issued 50,000 shares to WAJ Enterprises L.C. as additional consideration for a $300,000 loan to the Company. Also in November 2001, we issued 53,500 shares to five individuals including two of our Board of Directors as consideration and bonus interest for extending the due date of secured notes. In December 2001, we issued an additional 10,000 shares to Millennium International pursuant to its agreement for services. In February 2002, we issued an aggregate of 180,000 shares of our common stock to three persons in exchange for 600,000 shares of our Series A Preferred Stock, initially issued pursuant to our acquisition of 5th Digit Technologies, LLC. In March we issued 50,000 shares to Greenwood Tech pursuant to its agreement to provide assistance, introductions, and coordination for services related to our fundraising. In June and July 2002, we issued a total of 45,000 shares of our common stock to seventeen persons/companies as consideration and bonus interest for extending the due date of the secured notes. Also, in June 2002 we issued 325,000 shares to three persons/companies pursuant to agreements for services. In August 2002 we issued 355,000 shares to two persons for notes receivable from Videolocity.


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

Overview


We are an engineering and marketing company involved in the deployment of the DES and the further development of other digital information and entertainment systems and uses of our technology. DES delivers video-on-demand in near DVD quality, including movies and other videos, medical information and educational material to individuals, residents, hotel guests, and patients and attendants in the healthcare industry.


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


We anticipate generating future revenues from the delivery of video and other content to the end users of our DES, together with high-speed Internet access. Management believes that we will begin to install our DES during the fourth quarter of our current fiscal year and begin to realize revenues during our first fiscal quarter of 2004 from contracts currently signed and others being negotiated with hotel and healthcare properties. We will charge a fee for each movie or other item of content viewed through our system and/or high-speed Internet access and we will remit a portion of each fee to the studio or other content provider. Although we have not finalized our structure for content fees, the following is an estimate of content fees that we will charge end users:

        Internet access:       $ 6.95 to $ 11.95 for each 12 or 24 hour period
        Video-on-demand:       $ 5.95 to $ 12.95 per viewing
        Games:                 $ 2.95 to $ 6.95  for each 1 to 4 hour period

All prices are subject to change and may vary depending upon property location, usage volume and response to competition.


During the next twelve months, we plan to seek additional debt funding in the form of credit lines and capital leases for up to approximately $15 million. This would permit us to cover our minimum expenses described above and accelerate deployment of our DES. As of the date hereof, we have not formalized any new funding except for the equity line of credit with Cornell Capital. We can not give assurance that we will be able to secure such additional funding on favorable terms to us, or otherwise. On May 28, 2002, we entered into a $20 million equityline of credit agreement with Cornell Capital LP, a New Jersey-based domestic investment fund, which we anticipate will provide us with adequate working capital for at least the next 24 months. Under the Equity Line, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20,000,000 over a 24-month period. There is no minimum draw down although Videolocity may make draws, as provided below, during the term of the Equity Line. Pursuant to terms of the Equity Line, Videolocity is required to file with the SEC a registration statement covering the shares to be acquired by Cornell Partners. The 24-month term commences on the effective date of the registration statement. The purchase price of the shares will be 95% of the lowest closing bid price of Videolocity common stock during the five consecutive trading days immediately following receipt of the Company's notice of its intent to make a draw. Videolocity may make up to four draws per month at a maximum $250,000 per draw. In addition to the shares to be issued under the Equity Line, Videolocity will include in its registration statement an additional 300,000 shares being issued to Cornell Partners and the Placement Agent in connection with the execution of the Equity Line. The Company is currently working toward completion of the registration and to date has received no funds from Cornell Capital. Without drawing against the equity line and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will not be sufficient to fund our cost of operations unless we obtain additional financing during that time in order to continue operations. In connection with our agreement with Cornell Capital, in July 2002 we filed a registration statement with the SEC on Form SB-2. To date, the registration statement has not been declared effective and there can be no assurance that we will finalize the registration statement or realize any funds from the agreement.


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


On September 5, 2002, the Board of Directors accepted the resignation of D. T. Norman as a director and secretary / treasurer of Videolocity International Inc. for personal reasons. Also on September 5, 2002, Dr. James P. Hill resigned as vice chairman and director of Videolocity International, Inc., citing time and travel constraints as his reason. The resignations of Douglas Meadows and Jerry
E. Romney, Jr. as officers and directors were accepted in late 2001 each having resigned for personal reasons. Robert E. Holt and Dan Driscoll were elected to fill the vacancies on the Board of Directors created by the resignations. On December 31, 2002, Martin Senn resigned as an officer and director of certain of our subsidiaries. We subsequently engaged Mr. Senn as a consultant.


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


Robert E. Holt. Mr. Holt joined Videolocity as President, CEO, and a Director in January 2002. Mr. Holt acted until January 2002 as Chief Operating Officer of Greenwood Technology Group. From December 2001 through June 2002, Greenwood provided certain funding to Videolocity. Mr. Holt is no longer affiliated with Greenwood. Prior to joining Greenwood Technology Group, Mr.Holt held a variety of positions with high-tech companies including Qualcomm Inc. from May 1997 to September 2001, where he was head of the Wireless Campus


Group, overseeing product development, marketing, and technology introduction. Mr. Holt served as a Director of Qualcomm Ventures and Wireless Infrastructure Products Division. He has 10 years with the U.S. Army Signal Corps, GTE Government Systems, PrimeCo PCS and Sprint PCS where he led the development and deployment of wireless networks in over thirty countries. His expertise is around the following issues: Strategic Planning/Partnership, Competitive Intelligence, Operations and Implementation. Mr. Holt has earned a Bachelor of Science degree in electrical engineering and a master of science degree in communications. He has also earned certification in project management, PCS technologies, call processing and systems engineering.

Larry R. McNeill. Mr. McNeill became a director in December 2000. >From October 1998 to the present, Mr. McNeill has been the Chief Financial Officer of Theatre Candy Distributing Company, Inc. of Salt Lake City, Utah. In February 1996, Mr. McNeill retired from Salt Lake City based Smith's Food & Drug Centers, Inc. after 17 years as an executive officer of that company, most recently Senior Vice President of Corporate Development. Mr. McNeill is a director of Theatre Candy Distributing Company, Inc.; American Polymer Corp.; Water and Wellness Centers LLC; and Financial Services, LLC. He is the President of the West Valley Colonels Association and past president and founder of the Cystic Fibrosis Foundation of Utah. Mr. McNeill holds a B.A. degree in Business Administration, Economics and Russian, a MBA degree in Business Management, and is pursuing his Ph.D. in Business Administration. Effective September 1, 2002, Mr. McNeill resigned as our CFO, but remained as a director. He also resigned as CFO of Videolocity, Inc., Healthcare Concierge, Inc., Hospitality Concierge, Inc. and Videolocity Technologies, Inc.

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

                           Summary Compensation Table
                                                                       Other Annual   Restricted        All Other
Name and Principal Position         Year       Salary        Bonus     Compensation   Stock Award     Compensation
----------------------------        ----       ------        -----     ------------   -----------     ------------
Robert E. Holt                    2002      $190,000      $   --        $   --        $     --        $     --
   CEO, President, Director
Martin P. Senn                    2002      $141,000      $   --        $   --        $     --        $     --
   COO Videolocity, Inc.
Jerry E. Romney                   2001      $125,000      $   --        $   --        $     --        $     --
  President and Director

Martin P. Senn,                   2001      $ 99,958      $   --        $   --        $     --        $     --
  Former COO


                      Option/SAR Grants in Last Fiscal Year

                        Number of   Percent of total
                       securities    options/SARs
                       underlying     granted to
  Name and            options/SARs    employees in    Exercise or base
Principal Position    granted(#)     fiscal year     price ($/Sh.)   date
-------------------   ------------   ------------- -------------------------
Robert E. Holt,        90,000          48.5%         $   0.00      01-16-02
President, C.E.O.
-------------------

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

         Unless otherwise indicated, the address for each beneficial owner is Videolocity International, Inc. PO Box 1929, Sandy, Utah 84091


Title                                                        Number of        Percent
of Class      Name                                           Shares Owned(1)   of Class
---------     ----                                           ---------------   --------
Principal Shareholders
Common        D. T. Norman                                     300,000           5.1%
Common        Dr. James P. Hill(2)                             650,001          11.1%



Officers and Directors(3)
Common        Dan Driscoll                                     225,122           3.8%
Common        Robert E. Holt                                   115,000           2.0%
Common        Larry McNeill(4)                                 266,000           4.5%
Common        Martin P. Senn(5)                                 41,875           0.7%
Common        Cortney L. Taylor                                  1,500           0.0%
Common        Bennie L. Williams                               335,000           5.7%
Common        All Officers and Directors as a                  984,427          16.8%
              Group (6 persons) as of February 4, 2003.


         (1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.

         (2) Includes 625,001 shares held of record by Gin, LC a limited liability company of which Dr. Hill is the manager.

         (3) The address for each of Videolocity's officers and directors is PO Box 1929, Sandy, Utah 84091.

         (4) Includes 30,000 shares held of record by Irish Development LLC, a limited liability company of which Mr. McNeill is the manager.

         (5) Includes 31,250 shares held of record by Sweet Spot Communications LC, a limited liability company of which Mr. Senn is the manager.


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

The following persons purchased shares of our common stock in the private placement of 610,000 shares completed on December 4, 2000 immediately following the acquisition of Videolocity, Inc.: Stephen B. Cluff, a former officer and director, 12,200 shares; Kirk Schneider, a former greater than 5% shareholder, 61,000 shares; Mark Schneider, a former greater than 5% shareholder, 54,900 shares; Noland Schneider, the father of Kirk Schneider and Mark Schneider,
122,000  shares;  and  Jeri  Staten,  the  sister  of Kirk  Schneider  and  Mark
Schneider, 61,000 shares. Such persons purchased the shares at a price of approximately $0.164 per share, which was the same price paid by the other purchasers in the private placement. Noland Schneider provided assistance in locating an entity (Pine View Technologies, Inc. which was renamed Videolocity International, Inc during December 2000), to be used in the acquisition of Videolocity, Inc. and assisted in negotiating the terms of the reorganization, which was recorded as a recapitalization. Mr. Schneider did not receive any compensation for such activities.

In July 2001, two of our current directors Larry R. McNeill and Bennie L. Williams loaned to us $135,000 and $100,000, respectively, pursuant to certain 60-day secured notes issued by us. The notes have been extended to August 1, 2003 and to date have not been paid. During the fiscal year ended October 31, 2002 the Company borrowed $125,000 from Dan Driscoll and $25,000 from Robert E. Holt represented by notes payable at 8 percent simple interest. Dan Driscoll subsequently converted the loan to 125,000 shares of Videolocity International, Inc. common stock and to date the Company has not paid off Mr. Holt's note.

As additional consideration for the loans, we issued to Mr. NcNeill and Mr. Williams 67,500 shares and 50,000 shares, respectively, of Videolocity Direct, Inc. common stock (now known as Healthcare Concierge, Inc.). As consideration for extending the term of the notes, we issued to Mr. NcNeill and Mr. Williams 135,000 shares and 100,000 shares, respectively, of Videolocity International, Inc. common stock. A former director, D.T. Norman, through ISOZ, L.C., a private entity of which she is the manager, also loaned to us in July 2001 an aggregate of $215,000 pursuant to the secured notes. During the fiscal year ended October 2002, former director D.T. Norman volunteered on behalf of ISOZ, L.C. to contribute back to the Company a total of 50,000 shares of common stock to offset some of the additional shares that the Company had issued as consideration to acquire certain loans. Ms. Norman is no longer a director of Videolocity and ISOZ is not otherwise affiliated with Videolocity. All of the aforementioned notes remainoutstanding as of the date hereof.


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

                    Notes to Financial Statements


         2.   List of Exhibits


Exhibit  No.                                Description of Exhibit
------------                                ----------------------

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

10.14(6)      Settlement Agreement with 5th Digit, LLC and Istream TV

10.15(6)      Strategic Alliance Agreement with OnSat Network Communications

10.16(6)      Tech Flex Funding Dealer Marketing Agreement

10.17(6)      Value Added Reseller Agreement with Viator Networks, Inc.

10.18(6)      Specimen promissory note

21.1(6)       Subsidiaries

31.1 Certification of C.E.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of C.F.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of C.F.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------------

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

(6)      Filed as exhibit to Form 10-SB registration statement

ANDERSEN ANDERSEN & STRONG, L.C.         941 East 3300 South, Suite 202
---------------------------------           Salt Lake City, Utah 84106
Certified Public Accountants                 Telephone 801 486-0096
 and Business Consultants                      Fax 801 486-0098
Member SEC Practice
Section of the AICPA


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


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Cumulative
                                                                                       From
                                                                                      May 26
                                                                                 2000 (inception)
                                                    Year ended     Year ended        Through
                                                    October 31,    October 31,     October 31,
                                                       2002           2001            2002
                                                    -----------    -----------    -----------

Revenue                                             $      --      $      --      $      --
                                                    -----------    -----------    -----------

Operating expenses

    Salaries, payroll taxes and employee benefits     1,082,169        657,566      1,812,582
    Professional fees and consultants                   699,652        182,726        913,061
    Directors compensation through stock incentive plan  95,000              -         95,000
    Rent                                                 78,000         62,207        163,305
    Other                                               126,581         11,227        532,808
    Technology development consulting                   175,528         20,960        101,488
    Bad debts                                           191,000        250,000        441,000
    Write off of goodwill                                  --          958,628        958,628
    Utilities                                            22,929         20,265         46,344
    Travel and conventions                               43,766         98,777        142,543
    Gain on transfer of license agreement                  --         (114,509)      (114,509)
    Depreciation and amortization                        24,150         69,260         93,410

                                                    -----------    -----------    -----------

             Total operating expenses                 2,538,775      2,517,107      5,185,660
                                                    -----------    -----------    -----------

Operating loss                                       (2,538,775)    (2,517,107)    (5,185,660)

Interest and beneficial conversion                     (547,263)      (201,449)      (748,712)

Gain on sale of investment stock, net                      --          338,049        338,049

Interest income                                            --            5,578          5,578

Minority interests                                         (172)        (4,694)        (4,866)
                                                    -----------    -----------    -----------

             Loss before income taxes                (3,086,210)    (2,379,623)    (5,595,611)

Income taxes                                               --             --             --
                                                    -----------    -----------    -----------


             NET LOSS                               $(3,086,210)   $(2,379,623)   $(5,595,611)
                                                    ===========    ===========    ===========


Loss per share - basic and diluted (Note J)         $     (0.61)   $     (1.48)
                                                    ===========    ===========

Weighted-average shares outstanding -
    basic and diluted  (Note J)                       5,104,808      4,296,028
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

             For the period May 26, 2000  (inception)  through  October 31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Organization and business activity
   ----------------------------------

         Videolocity International, Inc. (the Company) is a Nevada corporation organized on November 5, 1985 under the name Pine View Technologies. On November 27, 2000 the Company's name was changed to Videolocity International, Inc. On December 4, 2000, the Company acquired Videolocity Inc. in a transaction recorded as a recapitalization of the Company with the Company being the legal survivor and Videolocity Inc. being the accounting survivor and the operating entity. Videolocity, Inc., the accounting survivor, was founded on May 26, 2000. The Company and its subsidiaries were established to develop and market systems for the delivery of video, high speed internet access, and other content to end users such as hotels, hospitals, and condominiums on demand.

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

3.       Use of estimates
         ----------------
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting periods. Actual results could differ from those estimates. 36

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the period May 26, 2000  (inception)  through  October 31, 2000 and for the years ended October 31, 2001 and
                                October 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

14.      Reclassifications
         -----------------
         Certain   reclassifications  have  been  made  to  the  2001  financial statements to conform with the 2002 presentation. 38

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

       Earnings (loss) per share - basic and diluted

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
                                             -------

(continued)

                                                              Weighted-
                                                             grant date
                                                             fair value
                                             Plan units    per plan unit

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
                                            =======


The plan units expire at various dates ranging from May 2003 to November 2005. A further summary of information related to options outstanding at October 31, 2002 is as follows:

                                                            Weighted Average                Weighted Average
Range of Exercise                   Number                Remaining Contractual              Exercise Price
Prices                    Outstanding / Exercisable           Life (Years)             Outstanding / Exercisable
                          -------------------------           ------------             -------------------------

$0.70 to 1.00                  40,000 / -                       3.00                        $0.70 / -
 1.01 to 1.30                  80,000 / -                       2.33                         1.20 / -
 1.31 to 1.57                  98,300 / -                       1.27                         1.56 / -

As permitted under accounting principles generally accepted in the United States of America, grants to employees under the Plan and other grants to employees of options are accounted for following APB Opinion No. 25 and related Interpretations. Had compensation cost for the Plan been determined based on the grant date fair values of awards using the Black-Scholes option pricing model, reported net earnings (loss) and earnings (loss) per common share would have been changed to the pro forma amounts shown below for the years ended October 31:

                                                                                                   Cumulative
                                                                                                     from
                                                                                                    May 28,
                                                                                                2000 (inception)
                                                                Year ended       Year ended         Through
                                                                October 31,      October 31,       October 31,
                                                                   2002             2001               2002
                                                              -------------     ------------       ------------
Net earnings (loss):
As reported                                                   $(3,086,210)       $(2,379,623)      $(5,595,611)
Proforma                                                      $(3,086,210)       $(2,379,623)      $(5,595,611)

Basic earnings (loss) per share:
As reported                                                        $(0.61)            $(1.48)           $(2.07)
Pro forma                                                          $(0.61)            $(1.48)           $(2.07)

Diluted earnings (loss) per share:
As reported                                                        $(0.61)            $(1.48)           $(2.07)
Pro forma                                                          $(0.61)            $(1.48)           $(2.07)

Weighted average fair value per option of options
granted during the year                                              $1.08              $1.13

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

                                        Videolocity International, Inc.
                                                (Registrant)



Date: October 28, 2003         By:  /s/ BENNIE L. WILLIAMS
                                     -------------------------------------------
                                         Bennie L. Williams, Chairman


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  October 28, 2003        By:   /s/ BENNIE L. WILLIAMS
                                     -------------------------------------------
                                         Bennie L. Williams
                                         Chairman and Director
                                         (Principal Executive Officer)



Dated:  October 28, 2003       By:   /s/ LARRY R. MCNEILL
                                     -------------------------------------------
                                          Larry R. McNeill
                                          Director


Dated:  October 28, 2003       By:   /s/ ROBERT E. HOLT
                                     -------------------------------------------
                                         Robert E. Holt, President
                                         and Director

Dated:  October 28, 2003       By:   /s/ DAN DRISCOLL
                                     -------------------------------------------
                                          Dan Driscoll, Vice President
                                          Corporate Development and Director

Dated:  October 28, 2003       By:   /s/  Cortney L. Taylor
                                     -------------------------------------------
                                          Cortney L. Taylor, CFO (Principal
                                          Financial and Accounting Officer)