Form 10KSB
period 2003-10-31
VIDEOLOCITY INTERNATIONAL INC
filed 2004-03-19
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2003

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

                 1762A Prospector Avenue, Park City, Utah 84060
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (435) 615-8338

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year.   $ 0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $2,433,175 ($0.42 per share on February 29, 2004 and 5,793,273 shares held by non-affiliates).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding as of February 29, 2004
-----------------------------               -----------------------------------
Common Stock, $.001 par value                           7,857,396

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format.   Yes [ ]      No [X]

                         VIDEOLOCITY INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                     PART I

Item 1.       Description of Business........................................................      18

Item 2.       Description of Property........................................................      18

Item 3.       Legal Proceedings..............................................................      19

Item 4.       Submission of Matter to a Vote of Security Holders.............................      19

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.......................      19

Item 6.       Management's Discussion and Analysis or Plan of Operation......................      22

Item 7.       Financial Statements...........................................................      27

Item 8.       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure........................................................      27

Item 8A.      Controls and Procedures........................................................      28

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control persons;
                 Compliance with Section 16(a) of the Exchange Act...........................      28

Item 10.      Executive Compensation.........................................................      31

Item 11.      Security Ownership of Certain Beneficial Owners and Management.................      33

Item 12.      Certain Relationships and Related Transactions.................................      34

Item 13.      Exhibits and Reports on Form 8-K...............................................      35

Item 14.      Principal Accountants Fees and Services........................................      37

              Signatures.....................................................................      38

                                     PART I

Item 1.  Description of Business

         In this Annual Report on Form 10-KSB, "Videolocity" refers to Videolocity International, Inc. and the "Company," "we," "our" and "us" refer to Videolocity International, Inc. and its consolidated subsidiaries, unless the context otherwise require.

Forward-Looking and Cautionary Statements

         This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

         o   our  ability  to  fully   develop  and   successfully   market  our
             proprietary products;
         o   to meet our cash and working capital needs;
         o   our ability to maintain our corporate existence as a viable entity;
             and
         o   other risks detailed in our periodic report filings with the SEC.

         In  some  cases,  you  can  identify   forward-looking   statements  by
terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

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

         DES permits viewers to select from an extensive library of movie titles, informational / educational content and view their selections on their television screens, lap top computers or PDAs (personal digital assistants). All content is protected through our proprietary encryption and encoding process, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast. Our system also provides digital music-on-demand, Internet games, high-speed Internet access and many other e-commerce applications. Content is owned by major movie studios and other providers and is paid for at the time of selection on a revenue share basis. Terms of each revenue share vary between studios and will be finalized upon deployment of our DES and commercial use of content.

     We tailor the DES user interface and content offering specifically to each market segment and to each customer within that market segment. Our overall delivery system design, hardware components and software applications remain identical, or only slightly modified to accommodate larger user bases and/or infrastructures. This gives us the ability to customize the feature settings and other providers and tailor the local content offering to the specific audiences for each market segment. We are committed to continued development and installation of cost effective systems. We provide a wireless system and also offer a parallel system over wire using Ethernet, DSL CAT5 and fiber architectures. DSL (Digital Sub Line) technology is used to bring high bandwidth information over ordinary copper lines. CAT5 is the most popular type of cabeling used in local area networks and allows up to 100 Mbps. Our DES is available on either a Microsoft or Linux operating system in a stand-alone set top box. Our current business strategy is to drive demand of the usage of our DES worldwide in the hospitality, healthcare and residential markets in both wired and wireless applications.

         We operate our business through five subsidiaries that perform various functions strategic to their market place or core competency. We are presently commencing the initial marketing of DES into various marketplaces. Although we use the word International in our name, we are not currently operating outside the U.S., except for limited marketing activities in Canada and Mexico. However, as we expand operations and as our business warrants, we fully intend to operate and market our products wherever prudent, including internationally.

Business Developments

         During 2001, we developed a Digital Entertainment System that delivers true video-on-demand streaming in an Mpeg4 format at 1Mbps or less achieving near DVD quality over Ethernet, DSL, or Wireless WAN and LAN network architectures. Mpeg (Moving Picture Experts Group) provides a family of standards used in coding audio-visual information in digital compressed format.

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

Patents

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

         o   Videolocity's  Graphical User Interface  Application No. 60/336,701
             Filed: December 7, 2001 - Assignment Date: January 12, 2002

         o   Videolocity's  Embedded  Software Image  Application No. 60/336,702
             Filed: December 7, 2001 - Assignment Date: January 12, 2002

         o   Videolocity's Proprietary PCI Video Card Application No. 60/338,773
             Filed: December 4, 2001 - Assignment Date: January 12, 2002

         o   Videolocity's  Linux  Solution  Application  filed  No.  60/370,663
             Filed: April 8, 2002 - Assignment Date: May 24,2002

     Please Note:     A provisional  application  for patent is a U.S.  national application  for patent that  allows for filing  without a
                      formal  patent  claim,   oath  or   declaration,   or  any
                      information disclosure statement. It provides the means to establish  an early  effective  filing date and allows the
                      term  "patent  pending"  to  be  applied.   A  provisional
                      application lasts for 12 months from the filing date and cannot be extended. In order to benefit from the earlier filing date, we must file a corresponding non-provisional application for patent during the 12- month period.

Strategic Partnerships/Suppliers

         To date, the Company has engineered all components of our DES. We have also arranged for all sourcing and outsourcing of components including coding of software, manufacturing of component equipment, assembly, testing and shipping. All supplies are available and ready for shipment for US based installation. Our selected manufacturers and assemblers are ready to produce, assemble, test and ship all products. We do not anticipate significant delays or back orders.

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

         To date we have marketed our products to the hospitality and healthcare industries as well as some telecommunications companies and cable TV companies. Marketing efforts have been limited to North America. Our marketing includes live demonstrations on site and presentations at conference and trade show exhibits. We have budgeted approximately $310,000 for marketing expenses including personnel which will provide for our marketing efforts for the next year. The funding for our marketing strategy and other operations will be sought in the form of additional debt or equity funding and/or credit lines.

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

         While competition for high-end large-scale properties is significant for both video-on-demand systems and in-room broadband access, we believe the mid-range and lower-range properties are significantly underserved with either service. Properties in this segment ranging from 75 to 300 rooms represent more than 56% of the total rooms in the U.S. according to the American Hotel & Motel Association.

         Because our cost for deployment is far less on a per location basis than other existing technologies, we believe we are ideally suited for the mid-range and low-range markets. Present competition mainly comes from cable TV or satellite pay-per-view services that currently lack the ability to provide true video-on-demand, broadband access or easily navigated Internet access. Two smaller companies, Hospitality Networks and KoolConnect, are both currently deploying their new systems. Competition in the hospitality sector comes mainly from LodgeNet and On-Command. According to published information from their respective websites, On-Command currently has more than 1,000,000 hotel rooms worldwide. Both companies are deploying systems that use high bandwidth Mpeg 2 formats while Videolocity uses the more efficient Mpeg 4 format. Mpeg4 is more efficient as it uses a higher compression algorithm that requires less bandwidth and storage space to provide the same or greater quality (Mpeg4 streams at 880 Kbps whereas Mpeg2 uses 6500 Kbps). This type of system is readily available for purchase and represents the main technology of the competition to our DES. Comparable cost for these systems typically starts at approximately $150,000 to $200,000, not including set-top-boxes. The equivalent for our system would be approximately $35,000-45,000. Our pricing advantage is based on using commercially available servers using our software-based technologies versus having to deploy expensive proprietary hardware based server systems. Additionally, our higher compression ratios reduce storage requirements with the use of the Mpeg4.

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

         The home entertainment industry is extremely competitive and is dominated by several large companies with worldwide name brand recognition and substantial financial resources. In attracting subscribers to our video-on-demand system, we will be competing with

         o    traditional  video  rental  chains  such  as  Blockbuster   Video,
              Hollywood Video, and Movie Gallery;

         o    providers  of  video   entertainment   over  cable  and  satellite
              networks, such as DirectTV, Dish Network, and AT&T ;

         o video stores, supermarkets, mass merchandisers, club stores, and other retail outlets that sell video cassettes;

         o    web-based video channels; and

         o movie theaters, live theater, sporting events, and other similar businesses that compete for the general public's entertainment dollar.

         In addition, numerous companies including Blockbuster Video, Microsoft WebTV, EchoStar, and TIVO, all of which have substantially greater resources and name recognition than us, have announced their intent to deliver state of the art video-on-demand systems in the near future or are currently doing so.
However, to the best of our knowledge, no such systems are available for widespread public use as of this date. Several major movie studios, including Sony, Walt Disney Co. and 20th Century Fox have also announced their intention to or have started to test market systems for the delivery of movies directly to consumers. This could impede our ability to obtain content for use with its video-on-demand systems and could provide significant additional competition from large, established companies with a high degree of name recognition in the entertainment industry. There can be no assurance that other companies will not develop technologies superior to ours, or that new technology will not emerge that renders our technology obsolete.

Backlog

         To date, the Company has secured three contracts to install our DES with several other properties reviewing contracts. On October 18, 2002 we signed an agreement with Western States Lodging which will encompass three hotels and approximately 255 rooms. On November 13, 2002 we signed an agreement with Hotel Park City that includes 54 suites. On December 9, 2002 we signed an agreement with Hotel San Remo Casino & Resort in Las Vegas, Nevada that will total approximately 713 rooms. The terms of each of the contracts are similar including five-year terms, installation of our DES, providing content including Internet, and maintenance during the term of the contract.

         We have ordered the necessary equipment to deploy our DES into the Hotel Park City and the Hotel San Remo Casino & Resort. To date, we have installed high-speed Internet access into the 54 suites at the Hotel Park City and have begun preliminary procedures to prepare the network at the Hotel San Remo and anticipate beginning to install DES into individual rooms at the Hotel San Remo and Hotel Park City during the second quarter of our 2004 fiscal year.

Regulation

         We are not required to obtain any government approval as a condition to marketing our video-on-demand systems. However, such systems are required to operate in compliance with applicable regulations of the Federal Communications Commission and the set-top boxes used in connection with such systems may require approval from Underwriters' Laboratories. We intend to operate in the unlicensed spectrum and will not need FCC licensing to deploy our DES. To date, all our hardware components have been FCC approved for intended use. We will also be subject to various federal, state and local laws that govern the conduct of our business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations.

Research and Development

         We have devoted the majority of our resources to developing advanced technology on a new operating system (Linux OS), conducting beta testing and engineering supporting our wireless delivery platforms, and deploying infrastructures. For the past two years, we have spent substantial resources, approximately $3.7 million, to facilitate the engineering and technical development of our DES and beta testing it, both wired and wireless, at our facilities in Park City, Utah. We categorize pure research and development expenditures (for tax purposes) in the fiscal years of 2003 and 2002 as approximately $174,000, and $76,000 respectively.

Historical Information

         We originally organized as a Nevada corporation on November 5, 1985 as Pine View Technologies, Inc. In 1987, we completed a public offering of 3,965,610 shares of common stock at an offering price of $0.033 per share, from which we realized net proceeds of approximately $103,000. On December 4, 2000, Videolocity International, Inc. (formerly Pine View Technologies, Inc.) acquired Videolocity, Inc., a Nevada corporation, pursuant to an Agreement and Plan of Reorganization dated as of November 15, 2000. In connection with the transaction, we issued 3,028,076 shares of our common stock to the shareholders of Videolocity, Inc. We also sold 610,000 shares of our common stock for $500,000 pursuant to a private placement that was conducted subject to the completion of the acquisition and was closed immediately following the transaction. As a result of the acquisition, we had a total of 4,278,686 shares of common stock issued and outstanding, of which 640,561 shares, or approximately 15%, were held by our shareholders prior to the merger, 3,028,076 shares, or approximately 71%, were held by former shareholders of Videolocity, Inc., and 610,000 shares, or approximately 14%, were held by purchasers in the private placement. At the closing of the acquisition, the former management of Videolocity (formerly Pine View Technologies, Inc.) resigned and the persons nominated by Videolocity, Inc. were elected as the new directors of Videolocity International, Inc. The transaction was recorded as a recapitalization with the Company being the legal survivor and Videolocity Inc. being the accounting survivor. Videolocity, Inc., the accounting survivor, was organized under the name Moviesonline, Inc on May 26, 2000 for the purpose of developing and marketing systems for the delivery of video and other content to end users on demand. Prior to our acquisition, Videolocity Inc. conducted research in the video-on-demand industry, developed a business plan, assembled an experienced management team, acquired rights to proprietary technology, and raised approximately $519,000 as initial working capital through the private placement of common stock.

         On December 1, 2000, we completed a reverse stock split of our issued and outstanding shares on a 0.61 share for one share basis. On March 1, 2002 the Company completed a reverse common stock split of one share for ten outstanding shares. This report has been completed showing after stock split shares from inception. In connection with the reorganization, we adopted Videolocity Inc.'s stock incentive plan and reserved 1,000,000 shares of its common stock for issuance in connection with awards made under the plan to key employees and consultants. We also amended and restated our articles of incorporation to make the following changes:

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

Significant Events

         Contracts

         To date, the Company has secured three contracts to install our DES with several other properties reviewing contracts. On October 18, 2002 we signed an agreement with Western States Lodging which will encompass three hotels and approximately 255 rooms. On November 13, 2002 we signed an agreement with Hotel Park City that includes 54 suites. On December 9, 2002 we signed an agreement with Hotel San Remo Casino & Resort that will total approximately 713 rooms. We anticipate beginning installations in the second quarter of our 2004 fiscal year. To date, we have installed high-speed Internet access into the 54 suites at the Hotel Park City and have begun preliminary procedures to prepare the network infrastructure for installation of our DES at the Hotel San Remo.

         UCC-1 and Secured Notes

         On July 30, 2001 our Board of Directors authorized the borrowing of $750,000 in 60 day secured notes with $650,000 bearing 8% simple interest and $100,000 bearing 12% simple interest. The notes are secured by an assignment and collateral pledge of 100% of the outstanding stock of our subsidiary, Videolocity Technologies, Inc. (5 million shares), which holds our six Patent Applications. The total of $750,000 was due and payable on or before October 31, 2001. On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000, as security, in exchange for an extension of maturity dates on the notes payable to September 2002. The filing included the original $750,000 together with $300,000 due to WAJ Enterprises LLC, and also included $450,000 to be named. A total of $235,000 of the secured notes are with current Board of Director members Larry McNeill ($135,000) and Bennie L. Williams ($100,000).

         These notes remain outstanding as of the date hereof. The secured notes payable have maturities or the Company has obtained extensions on the notes payable under the UCC-1 as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003, and $1,015,000 matured during August 2003.

         On February 6th, 2003 the Company received a formal notice of default from ISOZ, LC regarding the $215,000 secured note payable to ISOZ, LC.

         Other Notes

         During the year ended October 31, 2002 we borrowed approximately $1,455,000 from 23 individuals and/or companies represented by notes payable bearing 8% simple interest. $450,000 of the total borrowed during the year was included in the UCC-1 filing noted above.

         Of the total borrowed during 2002, $562,800 was convertible into stock at the option of the debt holder as follows: $412,800 was convertible at $1.00 per share and $150,000 was convertible at $0.20 per share. The conversion amount was less than the market price of the stock on the date of issuance and was convertible from the date of issuance which resulted in a beneficial conversion feature. The beneficial conversion feature was recorded as an additional noncash charge to interest expense and was recognized in the period when the debt became convertible. For the year ended October 31, 2002 the beneficial conversion feature resulted in an increase to interest expense of $303,900. During 2002, approximately $355,000 of the original amounts that were convertible at $1.00 per share were converted to common stock and $55,000 of the original amount was converted into 55,000 shares of Healthcare Concierge stock leaving a total of approximately $207,800 that remains convertible.

         The Company originated approximately $950,000 in non-interest bearing notes payable during the year ended October 31, 2003 with $750,000 of the total being convertible at the option of the debt holder. The conversion amount was less than the market price of the stock on the date of issuance for $400,000 of the notes payable and was convertible from the date of issuance which results in a beneficial conversion feature. The beneficial conversion feature was recorded as an additional non-cash charge to interest expense and was recognized in the period when the debt became convertible. For the year ended October 31, 2003 the beneficial conversion feature resulted in an increase of interest expense of $120,000. The $950,000 was borrowed from the following individuals/entities:
$600,000 of the $950,000 total was borrowed from Kirsten Bringhurst-Cysewski with $250,000 due upon demand when the Company has received a minimum of $5 million in debt or equity funding, $75,000 is payable on demand after December 2003, $175,000 is payable on demand after June 5, 2004, and $100,000 has no maturity date and is payable until paid in full. The $600,000 in notes payable have the following additional terms: 1) granted an option to purchase 302,000 shares of Videolocity International, Inc. common stock at $0.20 per share which expires when all amounts owed are paid in full and 2) $500,000 is convertible at $0.20 per share until paid in full and $100,000 is convertible at $0.25 per share until paid in full and 3) 3.0 % of all future net revenues, in lieu of payment to sales agent, of all Hospitality, Healthcare, Convention, Education, Assisted Living and Timeshare properties contracted by the Company within the States of Nevada, Idaho, Montana, and Washington. $100,000 of the $950,000 total was received from WAJ Enterprises, LLC, which was due during June 2003, $95,000 of the $950,000 total was received from the D.W. Doc Weiner Revocable Trust, $25,000 of which was due during November 2003 and $70,000 of which is due on demand when the Company has received a minimum of five million in debt or equity funding. The $95,000 in notes payable have the following additional terms:
$50,000 is convertible at $0.22 per share, $25,000 is convertible at $0.20 per share and $20,000 is convertible at $0.15 per share. $85,000 of the $950,000 total was received from Andrew Zimmerman, of which $50,000 was due during August

2003 or within five days of one million in new funding, and $35,000 is due on demand when the Company has received a minimum of five million in debt or equity funding. The $85,000 in notes payable have the following additional terms: 1)1.0 % of the net revenues of the first 5,000 time share units installed. $50,000 of the $950,000 total was received from Kevin M. Kelly with an option to purchase 40,000 shares at $0.15 until paid and was due during November 2003, and $20,000 of the $950,000 total was received from Colleen O'Callaghan Miele which is due on demand when the Company has received a minimum of five million in debt or equity funding and is convertible at $0.15 until paid in full.

During March 2004, the $600,000 in convertible notes payable to Kirsten Bringhurst Cysewski was converted to 2,900,000 shares of common stock pursuant to the convertible terms of the original notes payable.

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

         Subsequently the decision of the Third Judicial District Court was set aside. On March 15, 2004, we signed a settlement agreement which includes the issuance of 80,000 shares of common stock and payments totaling $70,000 payable as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full.

         Merit Studios, Inc. License Agreements

         On October 27, 2000 Videolocity, Inc. acquired an exclusive license from Merit Studios, Inc. who represented their "Wormhole" technology to be a video "packing" (compression) technology. On March 6, 2001 the License acquired from Merit Studios was transferred by mutual agreement to our subsidiary Healthcare Concierge, Inc. The License Agreement guaranteed a completed "Wormhole" video technology on or before April 30, 2001.

         On May 29, 2001 Healthcare Concierge, Inc. acquired a second "Wormhole" license from Merit Studios for the "packing" of all data. We paid Merit Studios and/or expended a total of approximately $600,000 intending to commercialize the promised technology. This promised deployable "Wormhole" technology was never demonstrated or received by Healthcare Concierge, Inc. After many months of delay and the inability to prove the marketability of the Merit "Wormhole" technology; Merit Studios agreed to repurchase the two "Wormhole" licenses through the payment of $600,000 on or before March 1, 2002. Upon full payment and receipt of the $600,000 by the Company, we agreed to return 1,000,000 shares of Merit Studios common stock we had acquired coincidental with the execution of the initial October 27, 2000 License Agreement, together with any and all rights under the two "Wormhole" License Agreements.

         We have had no assurance that Merit Studios would be able to fulfill the cash obligation of $600,000 under its license repurchase agreement. However, because of the original and continued representations as to the accuracy concerning the "Wormhole" capabilities and the deployment dates of the "Wormhole" technology by Merit Studios to our Company, we have aggressively pursued the collection of the total amount due under the contract. To that end we filed a lawsuit for the collection of the $600,000. The successful recovery of the $600,000 will repay those sums we expended to Merit Studios and for the "Wormhole" technology.

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

         From December 2001 through June 2002, Greenwood provided an aggregate of $462,800 of the initial bridge loan. Under the terms of the loan, we agreed to the principal plus 8% interest on or before October 1, 2002. Greenwood did not fulfill its total commitment and we have agreed to mutually terminate the letter of intent. Of the total provided by Greenwood, approximately $230,000 has converted to Videolocity International, Inc. common stock and $55,000 converted to Healthcare Concierge stock. The remaining notes payable to Greenwood Technologies total $177,800 and have been extended through January 2003. To date, this note remains outstanding.

Employees

         We presently have six full-time employees, two consultants, and one part-time consultant. We do not anticipate a need to hire additional high-level employees for the next several months except for marketing and sales support and additional administrative support staff. We do not anticipate that our employees will be represented by unions and considers our relationship with our employees to be good.

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

         We have entered into an employment agreement with our President/CEO, Robert Holt, that includes the following additional considerations:

         Mr. Holt: Pursuant to his employment agreement dated January 16, 2002, Mr. Holt is serving as our Chief Executive Officer and receives an annual base salary of $240,000. His employment has an initial term of three years ending January 15, 2005. Mr. Holt is entitled to 90,000 plan units under our 2000 Stock Incentive Plan, of which, to date, 50,000 have vested. Mr. Holt received a bonus of 100,000 shares under our 2002 Stock Incentive Stock Award Plan. In addition, upon our receiving a minimum of $1 million in capital funding, Mr. Holt will receive a bonus of 100,000 shares of our common stock and the right to purchase at $0.01 per warrant, 900,000 stock purchase warrants, exercisable at $1.00 per share.

         Non-Compete: During the term of his agreement with us and for three years after the expiration of Mr. Holt's agreement, the employees agree not to:

         o    own, manage operate or control any business that competes with us;

         o provide services to any business in the video-on-demand industry that is directly competitive with us;

         o solicit any business similar to ours from, or sell any products or services that are in direct competition with ours to, any business that within one year prior to the date of termination of employment, was a customer or client of ours or any of our subsidiaries; and

         o solicit the employment of any of our full-time executives or employees as of the date of termination of the agreement.

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

         Change of Control: In the event of a change of control of our company, whether by merger, acquisition, consolidation, reorganization, liquidation or otherwise, the employee will be entitled to voluntarily terminate his agreement and receive certain benefits set forth below:

         o the annual base salary through the date of termination, to the extent not theretofore paid;

         o reimbursement for any monies advanced by employee through the date of termination;

         o all other payments and benefits to which the employee is entitled through the date of termination;

         o for six months after the termination date, continued health and medical insurance coverage; and

         o    all unvested plan units under the stock incentive plan will vest.

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

Risks Relating to Our Business

         Our extremely limited operating history makes it difficult to evaluate our business and prospects
         -----------------------------------------------------------------------
         Since commencing operations we have focused primarily on development of our technology and our DES. We have conducted only minimal sales and marketing activities since we commenced operations. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and an investment in our common stock.

         We have a history of losses and anticipate future losses.
         -----------------------------------------------------------------------
         We have not achieved any revenues to date and we may not achieve or subsequently maintain profitability if anticipated revenues occur more slowly than we expect, or not at all. As of October 31, 2002, our accumulated deficit was approximately $5,596,000 and as of October 31, 2003 our accumulated deficit was approximately $7,585,000. We expect to continue to incur significant expenses in connection with:

         o    funding for research and development;

         o    costs of our sales and marketing efforts; and

         o    increased general and administrative expenses.

         Accordingly, we will need to generate significant revenues to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

         If our technology and developed systems are not accepted by the market, our anticipated revenues will decline.
         -----------------------------------------------------------------------
         Our technology and DES system are ready for deployment in the marketplace. Market acceptance of our technology is critical to our future success. Factors that may affect the market acceptance of our technology include:

         o    market acceptance of our DES and related technology;

         o the features, performance, and cost of installation and use of our technology;

         o    availability of competing products and technologies;

         o the success and development of our marketing and distribution channels; and

         o    the quality of our customer service and support of our technology.

         Failure of our existing or future technology to achieve and maintain meaningful levels of market acceptance would materially adversely affect our business, financial condition and results of operations and market penetration.

         Our operating results are likely to fluctuate significantly and cause our stock price to be volatile which could cause the value of your investment in our company to decline.
         -----------------------------------------------------------------------
         Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our operating results do not meet the expectations of securities analysts, the trading price of our common stock could significantly decline which may cause the value of your investment in our company to decline. Some of the factors that could affect our quarterly or annual operating results or impact the market price of our common stock include:

         o our ability to develop, market and support our technology and any technological advancements;

         o the timing and amount of, or cancellation or rescheduling of, orders for our technology, particularly large orders for key installations;

         o our ability to retain key management, sales and marketing and engineering personnel;

         o our ability to obtain sufficient supplies of sole or limited source components for our technology (DES);

         o    a decrease in the average rental prices of our content;

         o    changes in costs of components; and

         o the mix of technologies that we sell and the mix of distribution channels through which they are marketed.

         Due to these and other factors, quarterly and annual revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

         If we lose key personnel, we may be unable to successfully operate our business.
         -----------------------------------------------------------------------
         We depend on the continued contributions of our executive officers and other technical personnel to work effectively as a team, to execute our business strategy and to manage our personnel. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

         If we are unable to attract and retain additional qualified personnel, our future business may suffer.
         -----------------------------------------------------------------------
         Our business strategy will require us to attract and retain additional qualified technical and marketing personnel. We may experience difficulty in recruiting qualified personnel, which is an intensely competitive and time consuming process. We may not be able to attract and retain the necessary personnel to accomplish our business objectives as our business develops and grows. Accordingly, we may experience constraints that will adversely affect our ability to satisfy future customer demand in a timely fashion or to support our customers and operations. This could cause an adverse effect on our business, financial condition and results of operations.

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

         Additional required capital may not be available
         ------------------------------------------------
         To date, we have financed our operations through cash from the sale of our stock and by borrowing money. If we do not generate necessary cash from debt or equity funding and revenues from operations to finance our future business, we will need to continue to raise additional funds through public or private financing opportunities. Selling additional stock could dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain them only on very unattractive terms.

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

Risks relating to ownership of our common stock

         The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all.
         -----------------------------------------------------------------------
         Our stock is presently traded on the OTC Bulletin Board, although there is no assurance that a viable market will continue. The price of our common stock in the public market is highly volatile and may fluctuate substantially because of:

         o    actual or anticipated fluctuations in our operating results;

         o    changes in or failure to meet market expectations;

         o conditions and trends in the digital video and other technology industries; and

         o    fluctuations   in  stock  market  price  and  volume,   which  are
              particularly common among securities of technology companies, particularly new start-up companies.

         Our principal stockholders and affiliates own a significant percentage of our company and may be able to exercise significant influence over our company, which could have a material and adverse effect on the market price of our common stock.
         -----------------------------------------------------------------------
         As of February 29, 2004 certain principal stockholders control approximately 31 % of our outstanding common stock. As a result, these stockholders may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will continue to have significant influence over our affairs. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might affect the market price of our common stock.

         The market price of our common stock may drop significantly when the restrictions on resale by our existing security holders lapse.
         -----------------------------------------------------------------------
         As of February 29, 2004 we had 7,857,396 shares of common stock outstanding. Approximately 5,908,000 of our total outstanding common stock are currently subject to restrictions against resale under United States securities laws. As these restrictions on resale end, the market price of our common stock could drop significantly if holders of these shares sell them or are perceived by the market as intending to sell them. These sales also may make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

         Possible "Penny Stock" Regulation
         ---------------------------------
         Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

         o make a special suitability determination for purchasers of penny stocks;

         o receive the purchaser's written consent to the transaction prior to the purchase; and

         o deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

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


Item 3.       Legal Proceedings

         In January 2002 the Company filed a legal action in the Third Judicial District Court of Salt Lake County, Utah against the holder of 350,000 shares of Series "A" Preferred stock, together with certain other persons, asking the court to cancel the remaining 350,000 shares outstanding from the 5th Digit Technologies, LLC acquisition. The suit alleges misrepresentation of the technology which induced the acquisition by the company of 5th Digit Technologies, LLC.

         On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further adjudged and decreed that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002.

         Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, we signed a settlement agreement which includes the issuance of 80,000 shares of common stock and payments totaling $70,000 payable as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full.


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

On June 2, 2003, the Company signed a 10% simple interest promissory note with an unrelated privately held Company where the privately held Company was to provide $5,000,000 in operating funds to the Company. The terms of the note provided that the Company pay a 2% fee totaling $100,000 for arranging the loan. Terms of repayment included interest on a quarterly basis and the balance of the note at the end of thirty-six months. Additionally, the privately held Company would receive one seat on the Board of Directors until such time as the promissory note was paid in full. After weeks of delays and promises regarding funding, the privately held Company signed an addendum to the original note promising funding of the note by September 19, 2003. When the funding was not met according to the addendum, the privately held Company signed a second addendum promising funding of the note by November 10, 2003. After months of delays, and the privately held Company not fulfilling the terms of the original agreement and/or the signed addendums the Company filed a multi count civil complaint against the privately held company. The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. This motion to dismiss was denied by the Court on March 12, 2004.

Item 4.       Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of our security holders during the year ended October 31, 2003.


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

         Our common stock is quoted on the OTC Bulletin Board under the trading symbol "VCTY." Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service. Prior to March 2002 our shares traded under the symbol "VIDC" and prior to December 2000, our shares traded under the symbol "PVTC."

     The following table sets forth the high and low bid quotations for our common stock for the preceding two fiscal years ended October 31, 2003 and 2002. The quotations have been adjusted to give effect to the .61-for-1 reverse stock split effected December 1, 2000 and the 1 for 10 reverse stock split effected March 1, 2002. Despite the publication of quotations during such periods, there was no significant trading volume and there existed no established trading market for our shares.

                                                         High Bid       Low Bid
                                                         --------       -------
     2003
         First Quarter ended January 31, 2003             $ 0.50        $ 0.12
         Second Quarter ended April 30, 2003              $ 0.45        $ 0.13
         Third Quarter ended July 31, 2003                $ 0.30        $ 0.15
         Fourth Quarter ended October 31, 2003            $ 0.51        $ 0.06


     2002
         First Quarter ended January 31, 2002             $ 0.98        $ 0.70
         Second Quarter ended April 30, 2002              $ 1.74        $ 0.90
         Third Quarter ended July 31, 2002                $ 1.56        $ 0.85
         Fourth Quarter ended October 31, 2002            $ 0.90        $ 0.35

         The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

         As of February 29, 2004, there were 153 holders of record of Videolocity's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by our transfer agent. This figure does not take into account those individual shareholders whose certificates are held in the name of broker-dealers or other nominees.

         As of February 29, 2004 we had 7,857,396 shares of common stock issued and outstanding. Of the total outstanding shares, 1,949,176 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. Of these 1,949,176 shares, we have not identified any shares as being held by affiliates. A total of 5,908,220 shares are considered restricted securities.

         Under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year, including any person who may be deemed to be an "affiliate" as defined under the Act, is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the security as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

         Dividend Policy

         We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

         Penny Stock Regulations

         The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our shares will most likely be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

         The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The Nasdaq Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

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

         In November 2001, we issued 50,000 shares to WAJ Enterprises L.C. as additional consideration for a $300,000 loan to the Company. Also in November 2001, we issued 53,500 shares to five individuals including two of our Board of Directors as consideration and bonus interest for extending the due date of secured notes. In December 2001, we issued an additional 10,000 shares to Millennium International pursuant to its agreement for services. In February 2002, we issued an aggregate of 180,000 shares of our common stock to three persons in exchange for 600,000 shares of our Series A Preferred Stock, initially issued pursuant to our acquisition of 5th Digit Technologies, LLC. In March we issued 50,000 shares to Greenwood Tech pursuant to its agreement to provide assistance, introductions, and coordination for services related to our fund-raising. In June and July 2002, we issued a total of 45,000 shares of our common stock to seventeen persons/companies as consideration and bonus interest for extending the due date of the secured notes. Also, in June 2002 we issued 325,000 shares to three persons/companies pursuant to agreements for services. In August 2002 we issued 355,000 shares to two persons for conversion of notes payable.

         During November 2002, we issued 24,000 shares to eight people as consideration and bonus interest for extending the due date of notes payable. During March 2003, we issued 50,000 shares to an individual, during April 2003, we issued 83,500 shares to twelve people/companies, during May 2003, we issued 20,000 shares, and during June 2003 we issued 157,500 shares as consideration and bonus interest for origination and/or extending the due date of notes payable. During August 2003, we issued 16,000 shares to Ballard Investments LLC pursuant to an agreement to provide advertising services to the Company. The services were provided in full during FY 2003.

         Subsequent to October 31, 2003, we have issued 565,000 shares as consideration for and/or bonus interest under notes payable. We have also issued 2,900,000 shares upon conversion of convertible notes payable that existed at October 31, 2003.

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

Transfer Agent

         Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as our transfer agent and registrar.

Item 6.       Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Overview

         We are an engineering and marketing company involved in the deployment of the DES and the further development of other digital information and entertainment systems and uses of our technology. DES delivers video-on-demand in near DVD quality, including movies and other videos, medical information and educational material to individuals, residents, hotel guests, and patients and attendants in the healthcare industry. We are a development stage company and have not recognized revenues from operations. To date, our activities have been limited to developing the DES and other technologies. We are presently commencing the initial marketing of DES into various marketplaces in North America such as hospitality (hotels and resorts) and healthcare (hospitals, long-term care facilities and retirement centers) industries. We are, and intend to remain, a technology company.

Plan of Operation

         We intend to use our existing capital, together with proceeds from prospective future financings, to continue marketing and deployment of our DES. Management estimates that minimum expenses during the next twelve months will be approximately $2.6 million, consisting of $1.45 million in payroll, payroll taxes, employee health insurance and other related employee costs, $160,000 for office rent, utilities, and related costs, and $310,000 for marketing and related expenses, and $330,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be a minimum of approximately $350,000 during the next twelve months. These expenses will be directed at further development of the DES integration into television sets, other monitors and usage of our intellectual property into new products. We will also incur substantial additional costs in connection with the manufacture and deployment of DES. Management further estimates that such costs will be a minimum of $10 million, but we are optimistic that we will be able to cover most of those costs from future long-term lease financing.

         Currently, we do not intend to sell any hardware or software. Our business plan is to manufacture or purchase/lease hardware and deploy our systems at no cost to the customer. It is anticipated that we will finance the system equipment and realize the majority of the revenue stream created by the end users. Presently, we do not anticipate any significant purchase or sale of plant or equipment. Additionally, we do not anticipate the addition of large numbers of employees because our business model calls for outsourcing any and all functions that would be directly related to the number of deployments.

         We anticipate generating future revenues from the delivery of video and other content to the end users of our DES, together with high-speed Internet access. Management believes that we will begin to install our DES during the second quarter of our current fiscal year and begin to realize revenues during our third fiscal quarter of 2004 from contracts currently signed and others being negotiated with hotel and healthcare properties. We will charge a fee for each movie or other item of content viewed through our system and/or high-speed Internet access and we will remit a portion of each fee to the studio or other content provider. Although we have not finalized our structure for content fees, the following is an estimate of content fees that we will charge end users:

     Internet access:      $ 6.95 to $ 11.95 for each 12 or 24 hour period
     Video-on-demand:      $ 5.95 to $ 12.95 per viewing
     Games:                $ 2.95 to $ 6.95 for each 1 to 4 hour period

         All prices are subject to change and may vary depending upon property location, usage volume and response to competition.

         During the next twelve months, we plan to seek additional debt and/or equity funding, and capital leases for up to approximately $15 million. This would permit us to cover our minimum expenses described above and accelerate deployment of our DES. As of the date hereof, we have not formalized any new funding except for the equity line of credit with Cornell Capital noted below. We can not give assurance that we will be able to secure such additional funding on favorable terms to us, or otherwise.

On May 28, 2002, we entered into a $20 million equity line of credit agreement with Cornell Capital LP, a New Jersey-based domestic investment fund, which we anticipate will provide us with adequate working capital for at least the next 24 months. Under the Equity Line, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20,000,000 over a 24-month period. There is no minimum draw down although Videolocity may make up to four draws per month at a maximum of $250,000 per draw during the term of the Equity Line. Pursuant to terms of the Equity Line, Videolocity is required to file with the SEC a registration statement covering the shares to be acquired by Cornell Partners. The 24-month term commences on the effective date of the registration statement. The purchase price of the shares will be 95% of the lowest closing bid price of Videolocity common stock during the five consecutive trading days immediately following receipt of the Company's notice of its intent to make a draw. In addition to the shares to be issued under the Equity Line, Videolocity will include in its registration statement an additional 300,000 shares being issued to Cornell Partners and the Placement Agent in connection with the execution of the Equity Line. In connection with our agreement with Cornell Capital, in July 2002 we filed a registration statement with the SEC on Form SB-2. To date, the registration statement has not been declared effective and there can be no assurance that we will finalize the registration statement or realize any funds from the agreement. The Company is currently working toward completion of the registration and to date has received no funds from Cornell Capital.

Without drawing against the equity line and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will not be sufficient to fund our cost of operations unless we obtain additional financing during that time in order to continue operations.

         Our plan of operation is to use our existing capital together with the proceeds from future financings to commence deployment and sales of our video-on-demand system and further develop other uses of our intellectual property.

Results of Operations

         To date, we have not realized revenues from our operations. For the year ended October 31, 2003, total expenses decreased approximately 36 % as compared to the year ended October 31, 2002. This is attributed primarily to the approximately 40% decrease in operating expenses during 2003. Salaries, payroll taxes and employee benefits decreased approximately 18% as management has been able to reduce the number of employees on our payroll until such time as we begin deployments of our DES. Management has also concentrated efforts to internalize certain professional fees and consultant fees resulting in a decrease of approximately 78% from 2002. Rent expense decreased by approximately 42% as the Company operated both administratively and operationally from one location during 2003. During 2002 the Company rented office space at a separate location.

Management anticipates that as we scale up the installation of the DES, our expenses will increase proportionately. The Company's plan of operation will depend on its ability to raise substantial additional capital, of which there can be no assurance.

Liquidity and Capital Resources

         During the year ended October 31, 2003 our total current assets decreased from approximately $193,000 at October 31, 2002 to approximately $125,000 at October 31, 2003. During this same period, cash decreased from approximately $32,000 to approximately $10,000. These changes are due primarily to the following factors, $149,000 in additional write off of accounts receivable offset by an increase in advance deposits of approximately $100,000 and decrease in cash of approximately $21,000. Total assets decreased from approximately $281,000 at October 31, 2002 to approximately $189,000 at October 31, 2003.

         Total current liabilities increased from approximately $2,157,000 on October 31, 2002 to approximately $3,680,227 at October 31, 2003. The change is attributed to an increase of notes payable from approximately $1,850,000 to approximately $2,800,000 in additional borrowings for operations. Accounts payable increased during the year ended October 31, 2003 from approximately $100,000 to approximately $208,000 which is due to the increase in operational activities as compared to the timing of additional capital coming into the Company. Accrued liabilities increased from approximately $81,000 to approximately $296,000 during the year due to officer's salaries that have been accrued but have not been paid due to the lack of capital during the year.

         During March 2004, we converted $600,000 in notes payable into 2,900,000 shares of common stock pursuant to convertibility terms in the original notes payable.

Net Operating Loss

         We have accumulated approximately $6,640,000 of net operating loss carryforwards as of October 31, 2003, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire through 2023. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended October 31, 2003 because the likelihood of realization of the related tax benefits cannot be established. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

New Accounting Pronouncements

         On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, we currently expect that the effect of SFAS No. 143 on our financial statements, when it becomes effective, will not be significant.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe the adoption of SFAS 144 will not have a significant effect on our financial statements.

         In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it in January 2004.

         In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions-An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 is an industry specific standard and is not applicable to us; therefore, it will not have an impact on our results of operations or financial position.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the interim financial reporting for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our results of operations or financial position.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.


Item 7.       Financial Statements

         Our financial statements, as of and for the fiscal year ended October 31, 2003, have been examined to the extent indicated in its report by Madsen & Associates CPA's, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B promulgated by the SEC. Our financial statements, for the fiscal years ended October 31, 2002, October 31, 2001 and for the period May 26, 2000 (inception) through October 31, 2000, have been examined to the extent indicated in its report by Andersen Andersen & Strong, LC, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B promulgated by the SEC. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On March 5, 2004, our Board of Directors met and unanimously approved a resolution to dismiss Andersen Andersen & Strong, L.C. from its position as our independent certifying accountants.

         The audit report of Andersen Andersen & Strong, L.C. for the year ended October 31, 2002, contained a modification expressing substantial doubt as to Company's ability to continue as a going concern. The audit report contained no other adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principle. In connection with its audits for the past two fiscal years and review of unaudited financial statements through July 31, 2003, and through the date of dismissal on March 5, 2004, there have been no disagreements with Andersen Andersen & Strong L.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of Andersen Anderson & Strong L.C., would have caused them to make reference thereto on the financial statements. Also on March 5, 2004, our Board of Directors unanimously approved a resolution to engage Madsen & Associates, CPAs, Inc. to audit our financial statements for the year ended October 31, 2003. During the two most recent fiscal years and through March 5, 2004, we have not consulted with Madsen & Associates regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the our financial statements, and no written report or oral advice was provided to us by concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions thereto, or a reportable event, as set forth in
Item 304(a)(1)(iv) of Regulation S-B.

Item 8A. Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.



                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

         The following  table sets forth the names,  ages, and titles of each of
our  directors  and  executive   officers  and  employees  expected  to  make  a
significant contribution to the Company.

              Name                      Age     Title
              ----                      ---     -----

              Dan Driscoll              46      Director
              Robert E. Holt            39      President / CEO / Director
              Larry R. McNeill          61      Director
              Cortney L. Taylor         42      CFO / Secretary / Treasurer
              Bennie L. Williams        66      Chairman of the Board / Director

---------------------------

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

         No director, officer, affiliate has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

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

         Presently, we do not provide monetary compensation to directors for serving on our board of directors or the boards of our subsidiaries, or for attendance at board or committee meetings. We anticipate that as we acquire adequate funding, we will consider instituting a policy to compensate our directors. In that event, we believe that any proposed compensation will be equivalent to that of companies of similar size and stature as ours. Through October 31, 2003, we have issued compensation shares totaling 325,000 under our 2002 Stock Incentive and Stock Award Plan to our directors for past service rendered in 2000 and 2001.

         Certain biographical information of our directors and officers is set forth below.

         Dan Driscoll. Mr. Driscoll became a director in January 2002. Mr. Driscoll was a Senior VP of Business Development of the Wireless Division of CommScope, Inc. The CommScope Wireless Division was created in 1997; and Mr. Driscoll was a part of the sales and business development of that division since 1998. Mr. Driscoll has 20 years experience in sales and business development in the Wireless Telecom arena. His expertise in developing strategic partners was instrumental in Hewlett Packard's entrance in the RF/Microwave component market through its purchase of Avantek. Mr. Driscoll holds both a BSBA and BSEE from Villanova University. He also holds multiple business certificates from PCS technology to process control programs. Mr. Driscoll has been chairman of the local Parks and Recreation of his community for the past 15 years and previously played football in the CFL and NFL.

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

         Cortney Taylor. Mr. Taylor became our new Chief Financial Officer effective September 1, 2002. Mr. Taylor is a CPA, a member of the UACPA and AICPA, and has served as a member of the Utah State University, School of Accountancy Advisory Board and on the UACPA Accounting Issues Committee. From November 1994 to August 2002, he was employed in the Utah offices of Grant Thornton, LLP serving as an assurance senior manager in his last position with Grant Thornton, LLP. Mr. Taylor holds B.S. and Masters of Accounting degrees from Utah State University.

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

Committees of the Board of Directors

         We do not currently have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The board of directors is also responsible for considering specific problems and questions that arise during the course of audits, monitoring the adequacy of accounting and audit controls, and such other functions as the board of directors may deem appropriate. As a result, we do not rely on pre-approval policies and procedures.

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

         Summary Compensation Table



Name and Principal Position                                                          Other Annual    Restricted     All Other
                                           Year          Salary          Bonus       Compensation    Stock Award   Compensation
---------------------------                ----          ------          -----       ------------    -----------   ------------
Robert E. Holt
  CE0, President, Director                 2003         $240,000*         $ --           $ --           $ --           $--


Robert E. Holt                             2002         $190,000          $ --           $ --           $ --           $--
  CEO, President, Director

Martin P. Senn                             2002         $141,000          $ --           $ --           $ --           $--
   Former COO Videolocity, Inc.

*Salary for FY 2003, $120,000 of which was paid during FY 2003 with $120,000 being accrued at October 31, 2003. As of February 29, 2004 this amount remains accrued.


Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

                                                                           Number of
                                                                           Securities              Value of
                                                                           Underlying             Unexercised
                                                                           Unexercised           In-the-Money
                                                                           Options/SARs          Options/SARs
                                                                           at FY-End(#)          at FY-End ($)
                               Shares Acquired          Value              Exercisable/          Exercisable/
Name and Principal Position    on exercise (#)          Realized ($)       Unexercisable         Unexercisable
---------------------------    ---------------          ------------       -------------         -------------
Robert E. Holt
   CE0, President, Director        25,000                  $5,750            - /47,500            -  / $11,900


         We have entered into employment agreements with all officers and employees that provide for payment of a base salary, a grant of plan units under the Videolocity, Inc. 2000 Stock Incentive Plan, the provision of medical insurance, vacation and other benefits, and contain other customary provisions.

         On December 31, 2002 Martin P. Senn resigned as an officer, director and employee of Videolocity International Inc. and/or any of its subsidiaries and subsequently was hired as a consultant to Videolocity, Inc. through the beginning of March 2003.

Stock Incentive Plans

         The Videolocity, Inc. 2000 Stock Incentive Plan was adopted in connection with the acquisition of Videolocity, Inc. A total of 1,000,000 shares of common stock are reserved for issuance under the plan. Plan awards with respect to 676,233 shares have been made to date and 420,449,of that total, have been cancelled or expired. Through October 31, 2003, plan awards that have vested and converted to stock total 161,084 shares and plan awards subject to vesting requirements total 94,700 shares. As of October 31, 2003, plan awards with respect to 744,216 shares remain available for issuance under the Plan. All awards made under the Plan are made in plan units. Each plan unit becomes convertible at the option of the participant into one share of common stock on the date the vesting requirements for the plan units have been satisfied. The shares of common stock to be issued under the plan have been registered under the Securities Act of 1933. Awards granted to date generally provide vesting schedules over three years. If a plan participant voluntarily terminates his employment or is terminated for cause, any unvested plan awards will be forfeited. If a plan participant is terminated without cause, terminates for good reason (including a change of control), dies, or becomes disabled, any unvested plan awards will vest on the date of such termination. The following officers, employees and consultant have received a total of 161,084 shares under the Videolocity Inc 2000 Stock Incentive Plan through October 31, 2003: Robert
E. Holt, Martin P. Senn, Cortney L. Taylor, Jay Muse, Aaron Smith, Shane McNeill, Jerry E. Romney, Jr., Luigi A. DeAngelis, David M. Smith, Joshua L. Hamer, Wilford T. Lee, and Steven Fogarty.

         On December 4, 2003 the Board of Directors approved a total of 725,000 plan awards to various officers, employees, and consultants to the Company. As of February 29, 2004 19,216 plan awards remain available for issuance under the Plan.

         On March 26, 2002 we adopted an omnibus stock option and stock award plan. A total of 500,000 shares of common stock are reserved for issuance under the plan. Through October 31, 2003, 467,855 shares have been awarded under the plan. The Stock Option and Stock Award Plan is to be administered either by the Board of Directors or by a committee to be appointed from time to time by the Board. Awards granted under the Stock Option and Stock Award Plan may be stock options, appreciation rights, or stock awards which are awarded to employees, including officers and directors, who, in the opinion of the board or the committee, have contributed, or are expected to contribute, materially to the success of the Videolocity. In addition, at the discretion of the Board or the committee, options or bonus stock may be granted to individuals who are non employees but contribute to the success of Videolocity. All of our employees, officers, directors and consultants are eligible to participate under the Stock Option and Stock Award Plan. Through October 31, 2003, we have issued a total of 142,855 to consultants and have issued compensation shares totaling 325,000 under our 2002 Stock Incentive and Stock Award Plan to our directors for past service rendered in 2000 and 2001. Those current and former directors receiving shares were:

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

         On December 4, 2003, the Board of Directors approved a total of 30,000 shares under the plan to consultants of the Company. As of February 29, 2004, 2,145 shares remain available for issuance under the Plan.

         On December 4, 2003, the Board of Directors approved a total of 9,200,000 options to employees and Directors that vest according to various individual employee contracts. The options were granted at the market price on December 4, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table provides information, to the best of our knowledge as of February 29, 2003, regarding beneficial ownership of our common stock by:

         o each person known to us to own beneficially more than 5% of our common stock;

         o    each of the named executive officers;

         o    each of our directors; and

         o    all executive officers and directors as a group.

         Beneficial ownership is determined based on the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable, or exercisable within 60 days of February 29, 2004, are counted as outstanding. These shares, however, are not counted as outstanding for purposes of computing the percentage ownership of any other person. Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.

     Name and Address                                     Amount and Nature of           Percent
     of Beneficial Owner                                  Beneficial Ownership           of Class(1)
     -------------------                                  --------------------           -----------
Principal Shareholders:
         Dr. James P. Hill                                      650,001                   10.20 %
Officers and Directors(3)
         Dan Driscoll                                           225,122                    3.50 %
         Robert E. Holt(4)                                      470,000                    6.90 %
         Larry McNeill                                          278,000                    4.40 %
         Cortney L. Taylor                                      106,000                    1.60 %
         Bennie L. Williams                                     335,000                    5.30 %
         All Officers and Directors as a                      1,414,122                   20.90 %
         Group (5 persons) as of October 31, 2003

----------------------
     (1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.

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

         In July 2001, two of our current  directors Larry R. McNeill and Bennie
L. Williams loaned to us $135,000 and $100,000, respectively, pursuant to certain 60-day secured notes issued by us. The notes have been extended to August 1, 2003 and, to date, are past due and have not been paid. During the fiscal year ended October 31, 2002 the Company borrowed $125,000 from Dan Driscoll and $25,000 from Robert E. Holt represented by notes payable at 8% simple interest. Dan Driscoll subsequently converted his loan to 125,000 shares of Videolocity International, Inc. common stock and, to date, the Company has not paid off Mr. Holt's note.

         As additional consideration for the loans, we issued to Mr. McNeill and Mr. Williams 67,500 shares and 50,000 shares, respectively, of Healthcare Concierge, Inc. During 2002, as consideration for extending the term of the notes, we issued to Mr. McNeill and Mr. Williams 13,500 shares and 10,000 shares, respectively, of Videolocity International, Inc. common stock. Also, during 2003, as consideration for extending the term of his note Mr. McNeill was issued 12,000 shares of Videolocity International, Inc. common stock. A former director, D.T. Norman, through ISOZ, L.C., a private entity of which she is the manager, also loaned to us in July 2001 an aggregate of $215,000 pursuant to the secured notes. During the fiscal year ended October 2002, former director D.T. Norman volunteered on behalf of ISOZ, L.C. to contribute back to the Company a total of 50,000 shares of common stock to offset some of the additional shares that the Company had issued as consideration to acquire certain loans. Ms. Norman is no longer a director of Videolocity and ISOZ is not otherwise affiliated with Videolocity. All of the aforementioned notes remain outstanding as of the date hereof.

Item 13. Exhibits and Reports on Form 8-K

     (a) List of documents filed as part of this report:

         1. Financial Statements - Included in Part II, Item 7 of this report

                  Report of Independent Certified Public Accountant

                  Consolidated Balance Sheet as of October 31, 2003

                  Consolidated Statements of Operations for the year ended October 31, 2003 and the year ended October 31, 2002 and the period May 26, 2000 (inception) to October 31, 2003

                  Statement of Changes in Stockholders' Deficit for the period May 26, 2000 (inception) to October 31, 2003

                  Consolidated Statements of Cash Flows for the year ended October 31, 2003 and the year ended October 31, 2002 and the period May 26, 2000 (inception) to October 31, 2003

                  Notes to Financial Statements

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

     2.2(2)       Articles   of  Merger   Between   Pine  View  Merger  Co.  and
                  Videolocity, Inc. Dated December 1, 2000

     3.1(3)       Amended and Restated Articles of Incorporation 3.2(4) By-Laws

     3.3(5) Designation of Rights, Preferences and Privileges for the Series B Voting Preferred Stock of Videolocity International, Inc.

     10.1(6)      License  Agreement   Between   Videolocity,   Inc.   (formerly
                  Moviesonline, Inc.) and Merit Studios, Inc. dated October 27, 2000

     10.1(a)(4)   Amended  and  Restated  License   Agreement   [Video]  between
                  Videolocity  Direct,  Inc.  and  Merit  Studios,   Inc.  dated
                  effective as of October 27, 2000

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

     10.14(6)     Settlement Agreement with 5th Digit, LLC and Istream TV

     10.15(6)     Strategic Alliance Agreement with OnSat Network Communications

     10.16(6)     Tech Flex Funding Dealer Marketing Agreement

     10.17(6)     Value Added Reseller Agreement with Viator Networks, Inc.

     10.18(6)     Specimen promissory note

     16.1(7)      Letter regarding change in certifying accountant

     21.1(6)      Subsidiaries

     31.1 Certification of C.E.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of C.F.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of C.F.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------------------
     (1) Incorporated by reference to the Form 10-KSB for the fiscal year ended October 31, 2000.

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

     (6) Filed as exhibit to Form 10-SB registration statement.

     (7) Filed as exhibit to Form 8-K Current Report Dated March 10, 2004.

     (b) Reports on Form 8-K

         No reports were filed on Form 8-K during the three months ended October 31, 2003.

Item 14. Principal Accountants Fees and Services

         We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

         Audit Fees

         The aggregate fees billed by our independent auditors, Andersen Andersen & Strong, LC, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending July 31, 2003, April 30, 2003 and January 31, 2003 were $10,325. To date, we have not been billed by Madsen & Associates, CPA's for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003.

         Audit Related Fees

         For the fiscal years ended October 31, 2003 and 2002, there were no fees billed for assurance and related services by Andersen Andersen & Strong LC or Madsen & Associates, CPA's relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

         Tax Fees

         For the fiscal years ended October 31, 2003 and 2002, there were no fees billed by Andersen Andersen & Strong LC or Madsen & Associates, CPA's for tax compliance, tax advice and tax planning.

         We do not use Madsen & Associates, CPA's and have not used Andersen Andersen & Strong LC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Madsen & Associates, CPA's and have not used Andersen Andersen & Strong LC to provide compliance outsourcing services.

         The board of directors has considered the nature and amount of fees billed by Andersen Andersen & Strong and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their' independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Videolocity International, Inc.


                                              By:  /S/ Bennie Williams
                                                   -----------------------------
                                                       Bennie Williams
                                                       Chairman
Dated:   March 19, 2004


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                              Title                                Date
              ---------                              -----                                ----


By:      /S/ Bennie Williams                Chairman and Director                      March 19, 2004
        -----------------------------
        Bennie Williams



By:      /S/ Larry R. McNeill               Director                                   March 19, 2004
        -----------------------------
         Larry R. McNeill



By:      /S/ Robert E. Holt                 President and Director                     March 19, 2004
        -----------------------------
         Robert E. Holt                     (Principal Executive Officer)



By:      /S/ Dan Driscoll                   Director                                   March 19, 2004
        -----------------------------
         Dan Driscoll



By:      /S/ Cortney L. Taylor              C.F.O.                                     March 19, 2004
        -----------------------------
         Cortney L. Taylor                  (Principal Financial and
                                            Accounting Officer)

                         VIDEOLOCITY INTERNATIONAL, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                October 31, 2003

                                 C O N T E N T S


Independent Auditors' Report .............................................. F-3

Balance Sheet.............................................................. F-4

Statements of Operations .................................................. F-5

Statements of Stockholders' Equity  ....................................... F-6

Statements of Cash Flows .................................................. F-8

Notes to the Financial Statements ......................................... F-10

MADSEN & ASSOCIATES, CPA's INC.                           684 East Vine St, #3
-------------------------------                           Murray, Utah 84107
Certified Public Accountants and Business Consultants     Telephone 801-268-2632
                                                          FAX 801-262-3978


Board of Directors
Videolocity International, Inc. and Subsidiaries
Park City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Videolocity International, Inc. and Subsidiaries (development stage company) at October 31, 2003 and the related statement of operations, stockholders' deficit. and cash flows for the years ended October 31, 2003 and 2002 and the period May 26, 2000 (date of inception) to October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis. evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Videolocity International, Inc. and Subsidiaries at October 31, 2003 and the related statement of operations, for the years ended October 31, 2003 and 2002 and the period May 26, 2000 to October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Madsen & Associates, CPA's Inc.
                                          -----------------------------------
                                          Salt Lake City, Utah

March 16, 2004

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                October 31, 2003

                                     ASSETS

CURRENT ASSETS
    Cash                                                      $    10,385
    Accounts receivable, net of allowance
    for bad debts of $590,000                                      10,000
    Other assets-advance deposits                                 104,219
                                                              -----------

             Total current assets                                 124,604

PROPERTY AND Equipment, at cost, net                               64,795
                                                              -----------

                                                              $   189,399
                                                              ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Accounts payable                                          $   207,701
    Accrued liabilities                                           296,231
    Accrued interest payable                                      376,495
    Notes payable - related parties                               260,000
    Notes payable                                               2,539,800
                                                              -----------
             Total current liabilities                          3,680,227

MINORITY INTERESTS                                                  4,866

COMMITMENTS AND CONTINGENCIES (Notes C, E, F, H, J, and K)           --

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 50,000,000 shares
      authorized, 6,346,996 issued and outstanding            $     6,347
    Preferred stock, $0.001 par value; 1,000,000 shares
      authorized none outstanding                                    --
    Additional paid-in capital                                  4,083,060
    Deficit accumulated during the development stage           (7,585,101)
                                                              -----------
             Total stockholders' deficit                       (3,495,694)
                                                              -----------
                                                              $   189,399
                                                              ===========

         The accompanying notes are an integral part of this statement.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                    Cumulative
                                                                                       From
                                                                                      May 26
                                                                                 2000 (inception)
                                                    Year ended     Year ended        Through
                                                    October 31,    October 31,     October 31,
                                                       2003           2002            2003
                                                    -----------    -----------    -----------

Revenue                                             $      --      $      --      $      --
                                                    -----------    -----------    -----------
Operating expenses

    Salaries, payroll taxes and employee benefits       887,603      1,082,169      2,700,185
    Professional fees and consultants                   151,059        699,652      1,064,120
    Directors compensation through stock incentive plan    --           95,000         95,000
    Rent                                                 45,000         78,000        208,305
    Other                                                49,994        126,581        487,802
    Technology development consulting                   178,986        175,528        375,474
    Bad debts                                           149,000        191,000        590,000
    Write off of goodwill                                  --             --          958,628
    Utilities                                            22,933         22,929         69,277
    Travel and conventions                               23,466         43,766        166,009
    Gain on transfer of license agreement                  --             --         (114,509)
    Depreciation and amortization                        25,294         24,150        118,704

                                                    -----------    -----------    -----------

             Total operating expenses                 1,533,335      2,538,775      6,718,995
                                                    -----------    -----------    -----------

Operating loss                                       (1,533,335)    (2,538,775)    (6,718,995)

Interest and beneficial conversion                     (456,155)      (547,263)    (1,204,867)

Gain on sale of investment stock, net                      --              --         338,049

Interest income                                            --              --           5,578

Minority interests                                         --             (172)        (4,866)
                                                    -----------    -----------    -----------

             Loss before income taxes                (1,989,490)    (3,086,210)    (7,585,101)

Income taxes                                               --             --             --
                                                    -----------    -----------    -----------


             NET LOSS                               $(1,989,490)   $(3,086,210)   $(7,585,101)
                                                    ===========    ===========    ===========

Loss per share - basic and diluted (Note G)         $     (0.33)   $     (0.61)
                                                    ===========    ===========
Weighted-average shares outstanding -
    basic and diluted  (Note G)                       6,075,933      5,104,808
                                                    ===========    ===========

         The accompanying notes are an integral part of this statement.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

        For the period May 26, 2000 (inception) through October 31, 2000, and for the years ended
             October 31, 2001, October 31, 2002 and October 31, 2003

[split table]
                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                        Additional      during the
                                                  Preferred stock             Common stock               paid-in       Development
                                               Shares         Amount        Shares         Amount        capital          Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at May 26, 2000 (inception)                --      $      --             --      $      --      $      --      $      --

Issuance of common stock                           --             --          640,610            641         85,685           --

Net loss for the period                            --             --             --             --             --         (129,778)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2000                        --             --          640,610            641         85,685       (129,778)

Issuance of preferred stock                     950,000            950           --             --          949,050           --

Issuance of common stock for acquisition
   of Videolocity, Inc.                            --             --        3,028,076          3,028        386,092           --

Provision for redemption value of
   preferred stock                                 --             --             --             --       (3,957,380)          --

Issuance of common stock for:
      Services                                     --             --           20,000             20         19,980           --

      Cash                                         --             --          610,000            610        499,390           --

      Stock incentive plans                        --             --            5,000              5          4,995           --

      Bonus interest and extensions of debt        --             --           15,000             15         74,985           --


Net loss for the year                              --             --             --             --             --       (2,379,623)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2001                     950,000            950      4,318,686          4,319     (1,937,203)    (2,509,401)

                                                                 [continued]


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

        For the period May 26, 2000 (inception) through October 31, 2000, and for the years ended
             October 31, 2001, October 31, 2002 and October 31, 2003

[continuation of split table]
                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                        Additional      during the
                                                  Preferred stock             Common stock               paid-in       Development
                                               Shares         Amount        Shares         Amount        capital          Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------


Redemption and cancellation of preferred
   stock                                       (950,000)          (950)       180,000            180      3,957,380           --

Cancellation of common stock                       --             --          (50,000)           (50)            50           --

Interest expense recognized on
   beneficial conversion feature on                --             --             --             --          303,900           --
   notes payable

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          148,500            149        132,493           --

                       Conversion of debt          --             --          355,000            355        354,645           --

                                 Services          --             --          419,871            419        444,453           --

                    Stock incentive plans          --             --          504,539            505        453,637           --

Net loss for the year                              --             --             --             --             --       (3,086,210)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2002                        --             --        5,876,596          5,877      3,709,355     (5,595,611)


Interest expense recognized on
   beneficial conversion feature on                --             --             --             --          120,000           --
   notes payable

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          335,000            335         82,914           --

                                 Services          --             --           16,000             16            944           --

                    Stock incentive plans          --             --          119,400            119        169,847           --

Net loss for the year                              --             --             --             --             --       (1,989,490)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2003                        --      $      --        6,346,996    $     6,347    $ 4,083,060    $(7,585,101)
                                            ============   ===========     ===========    ===========    ===========   ============

                                                                  [concluded]

         The accompanying notes are an integral part of this statement.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Cumulative
                                                                                         From
                                                                                        May 26,
                                                                                    2000 (inception)
                                                        Year ended    Year ended       Through
                                                       October 31,    October 31,     October 31,
                                                           2003          2002           2003
                                                        -----------    -----------    -----------
Increase (decrease) in cash
Cash flows from operating activities
   Net loss                                            $(1,989,490)   $(3,086,210)   $(7,585,101)
   Adjustments to reconcile net loss to net
     cash used in operating activities
         Provision for depreciation and amortization        25,294         24,150        118,709
         Provision for bad debts                           149,000        191,000        590,000
         Gain on sale of investment stock                     --             --         (338,049)
         Gain on transfer of license                          --             --         (114,509)
         Provision for write-off of goodwill                  --             --          958,628
         Interest expense recognized on beneficial
           conversion                                      120,000        303,900        423,900
         Issuance of stock for interest, net                83,249        132,642        290,891
         Issuance of stock for services                        960        444,402        465,832
         Issuance of stock under stock plans               169,966        454,142        629,108
         Minority interests                                   --             (172)         4,866
         Changes in assets and liabilities
            Other assets                                  (101,319)         1,832       (104,219)
            Accrued liabilities                            214,829         81,402        296,231
            Accounts payable                               108,125        (43,547)       207,701
            Accrued interest                               250,405        111,841        376,495
                                                       -----------    -----------    -----------

              Total adjustments                          1,020,509      1,701,592      3,805,584
                                                       -----------    -----------    -----------

              Net cash used in
                operating activities                      (968,981)    (1,384,618)    (3,779,517)
                                                       -----------    -----------    -----------


Cash flows from investing activities
   Purchase of property and equipment                       (1,931)       (39,296)     (119,995)
   Investment stock and Licenses, net                         --             --         565,190
   Acquisition costs of goodwill                              --             --          (9,399)
   Increase in notes receivable                               --             --        (600,000)
                                                       -----------    -----------    -----------


              Net cash used in
                investing activities                        (1,931)       (39,296)     (164,204)
                                                       -----------    -----------    -----------

                                   (continued)

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                   Cumulative
                                                                                      From
                                                                                     May 26,
                                2000 (inception)
                                                     Year ended    Year ended       Through
                                                    October 31,    October 31,     October 31,
                                                        2003          2002            2003
                                                    -----------    -----------    -----------
    Cash flow from financing activities
       Increase in notes payable                        950,000     1,454,800     3,154,800
       Issuance of stock for cash                          --            --         799,306
                                                    -----------   -----------    -----------

                  Net cash provided by
                    financing activities                950,000     1,454,800      3,954,106
                                                    -----------   -----------    -----------

                  Net increase (decrease) in cash       (20,912)       30,886         10,385

Cash at beginning of period                              31,297           411           --
                                                    -----------   -----------    -----------

Cash at end of period                               $    10,385   $    31,297    $    10,385
                                                    ===========   ===========    ===========


Supplemental disclosures of cash flow information

    Cash paid during the period for
       Interest                                     $      --     $      --      $      --
       Income taxes                                        --            --             --

Noncash investing and financing activities

During 2002, approximately $355,000 of notes payable were converted to common stock.


         The accompanying notes are an integral part of this statement.

>

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCtober 31, 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Organization and business activity Videolocity International, Inc. (the Company) is a Nevada corporation organized on November 5, 1985 under the name Pine View Technologies. On November 27, 2000 the Company's name was changed to Videolocity International, Inc. On December 4, 2000, the Company acquired Videolocity Inc. in a transaction recorded as a recapitalization of the Company with the Company being the legal survivor and Videolocity Inc. being the accounting survivor and the operating entity. Videolocity, Inc., the accounting survivor, was founded on May 26, 2000. After the recapitalization, approximately 82 percent of the outstanding shares of the Company were held by former shareholders of Videolocity, Inc. The Company and its subsidiaries were established to develop and market systems for the delivery of video, high speed internet access, and other content to end users such as hotels, hospitals, and condominiums on demand.

At October 31, 2003 the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and, as such, the Company has had no revenue from its planned principal operations.

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

3. Use of estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting periods. Actual results could differ from those estimates.

4. Revenue recognition The Company will be installing the equipment needed to deliver digital entertainment, video on demand, games and informational content to selected end users such as hotels, hospitals, and condominiums. The Company plans to recognize pay-per-view revenue at the time of viewing, net of estimated denials. In addition to video and games on demand, revenue from high-speed internet access will be recognized in the period when access is provided.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Revenue from other subscriber services will be recognized in the period that services are delivered. Revenue from the licensing of digital entertainment systems will be recognized when the equipment is installed and operable and there are no future obligations.

5. Depreciation and amortization Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight-line method of depreciation is followed for financial reporting purposes. Accelerated methods of depreciation are used for tax purposes.

6. Cash and cash equivalents The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

7. Fair value of financial instruments The carrying value of the Company's cash, accounts receivable, accounts payable, accruals and notes payable approximate their fair values due to their short-term nature.

8. Income taxes The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

9. Research and development costs The Company conducts research and development to develop new products or product improvements/enhancements. Research and development costs have been charged to expense as incurred.

10. Stock options The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options as allowed under FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS 123).

11. Concentrations Financial instruments that potentially subject the Company to significant concentration of credit risk consists of a note receivable.

12. Loss per share Basic earnings (loss) per share (EPS) are calculated by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes E and H are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

13. Advertising costs Advertising and marketing costs are expensed as incurred.

14. Reclassifications Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 presentation.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2003

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $7,585,101 from May 26, 2000 (inception) through October 31, 2003 including a loss of $1,989,490 for the year ended October 31, 2003. Current liabilities exceed current assets by $3,555,623 at October 31, 2003. The Company is a development stage enterprise and has not generated revenue from operations from May 26 (inception) through October 31, 2003, which raises substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its current obligations on a continuing basis, to obtain financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's product is ready for immediate deployment, although the Company needs to obtain capital, either long-term debt or equity to continue the implementation of its overall business plan. The Company plans on pursuing the additional capital necessary to continue its overall business plan.

NOTE C - TRANSFER OF LICENSE AGREEMENTS AND NOTE RECEIVABLE

On October 27, 2000, the Company entered into a technology license agreement with Merit Studios, Inc. pertaining to Merit's proprietary compression technology as it applies to the compression and delivery of video and other content. On May 29, 2001, the Company, through its subsidiary Healthcare Concierge Inc., entered into an additional technology license agreement with Merit Studios, Inc., pertaining to Merit's proprietary compression technology for all aspects and applications in addition to the video application previously licensed.

On October 31, 2001 (amended on November 2, 2001), the Company, through its subsidiary Healthcare Concierge Inc., agreed to sell and reassign the two license agreements to Merit Studios Inc. The terms of the agreement included a $600,000 non-interest bearing note receivable due to Healthcare Concierge Inc. within 120 days from October 31, 2001 and the reassignment of 1,000,000 common shares of Merit Studios Inc. held by Videolocity Inc. The shares in Merit Studios Inc. will be held as security until the note receivable is paid.

The $600,000 non-interest bearing note receivable that the Company received from Merit Studios, Inc. in the reassignment of the two license agreements has been subsequently reduced by an allowance for bad debt totaling $590,000 reducing the note receivable to the value of the collateral. The Company started a legal action against Merit Studios, Inc. toward collection of the note receivable.

On May 29,  2003,  the  Company  was awarded a summary  judgment  against  Merit
Studios,  Inc.  totaling   approximately  $673,000  plus  reasonable  costs  and
attorneys fees to collect.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2003

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment, at cost, and estimated useful lives are as follows:


                                                       Amount         Years
                                                    -----------   ------------
Equipment                                          $    36,782         3-5
Digital Entertainment System                            83,213          5
                                                    -----------   ------------
                                                       119,995

Less accumulated depreciation and amortization          55,200
                                                    -----------
                                                      $ 64,795
                                                    ===========

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

NOTE E - NOTES PAYABLE

At October 31, 2003, the Company has notes payable totaling $2,799,800 due to various individuals and companies including $260,000 to current related parties including Board of Directors and Management. Of the total, $1,749,800 is written at 8 percent simple interest, $100,000 is written at 12 percent simple interest and $950,000 has no stated interest rate. Of the total notes payable $1,077,800 is convertible at the option of the debt holder at the following amounts:
$177,800 is convertible at $1.00 per share, $100,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $675,000 is convertible at $0.20 and $60,000 is convertible at $0.15 per share. The notes payable have maturities or have been extended as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003, $100,000 matured during July 2003, $1,264,800 matured during August 2003, $75,000 matured during November 2003, $75,000 matures during April 2004, $175,000 matures during June 2005, $375,000 is callable on demand when the Company has secured five million in new debt or equity funding and $250,000 has no set maturity and is payable until paid in full.

The Company originated approximately $950,000 in non-interest bearing notes payable during the year ended October 31, 2003 with $750,000 of the total being convertible at the option of the debt holder. The conversion amount was less than the market price of the stock on the date of issuance for $400,000 of the notes payable and was convertible from the date of issuance which results in a beneficial conversion feature. The beneficial conversion feature was recorded as an additional non-cash charge to interest expense and was recognized in the period when the debt became convertible. For the year ended October 31, 2003 the

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2003

NOTE E - NOTES PAYABLE (CONTINUED)

beneficial conversion feature resulted in an increase of interest expense of $120,000 ($303,900 in 2002). The Company also granted options to purchase Company stock under certain of the notes originated during 2003 in the following amounts: 20,000 shares at $0.50, 100,000 shares at $0.25, 302,000 shares at
$0.20, and 40,000 shares at $0.15. All options granted in conjunction with new notes payable were granted at or above fair market value on the date the notes payable was originated. Interest has been imputed from the date of issuance on the non-interest bearing notes payable.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $235,000 to current related parties. The notes payable under the UCC-1 have maturities or have been extended under the UCC-1 as follows: $20,000 matured during

October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003 and $1,015,000 matured during August 2003.

On February 6th, 2003 the Company received a formal notice of default from ISOZ, LC regarding the $215,000 in notes payable to ISOZ, LC.

NOTE F - INCOME TAXES

The Company has sustained losses in all periods presented. Consequently, there is no income tax provision or benefit for the periods presented. Reconciliation of income taxes computed at the federal statutory rate and income tax expense are as follows:

                                                                            Cumulative
                                                                              from
                                                                              May 28,
                                                                          (2000 inception)
                                               Year ended     Year ended     Through
                                               October 31,    October 31,   October 31,
                                                  2003           2002         2003
                                             ------------   ------------   ------------
Current
    Federal income taxes at
      statutory rate                         $  (676,427)   $(1,049,252)   $(2,578,934)
    State income taxes net of
      federal benefit                            (61,591)       (91,811)      (250,308)
 Change in valuation allowance                   696,048      1,037,737      2,688,336
 Other                                            41,970        103,326        140,906

Deferred                                            --             --             --
                                             ------------   ------------   ------------
                          Total              $      --      $      --      $      --
                                             ============   ============   ============

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2003

NOTE F - INCOME TAXES (CONTINUED)

Deferred taxes consist of the following:


                              Year ended Year ended
                             October 31, October 31,
                                                2003            2002
                                             ------------   ------------
  Current deferred taxes
   Allowance for doubtful accounts           $    220,070    $   164,493
                                             ------------    -----------
           Total                                  220,070        164,493
   Less valuation allowance                    (2,688,336)    (1,992,288)
                                             ------------   ------------
           Total                               (2,468,266)    (1,827,795)
Long term deferred taxes
   Accumulated depreciation                        (8,267)        (7,054)
   Net operating losses                         2,476,533      1,834,849
                                             ------------   ------------
           Total                             $  2,468,266    $ 1,827,795
                                             ------------   ------------
                                                    --             --
                                              ===========    ===========

There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was $696,048 for the year ended October 31, 2003, ($1,037,737 for the year ended October 31, 2002, $885,842 for the year ended October 31, 2001 and $2,688,336 for the period May 28, 2000 (inception) through October 31, 2003).

As of October 31, 2002, the Company had net operating loss carryforwards for tax reporting purposes of approximately $6,640,000 expiring through 2023.

NOTE G - LOSS PER SHARE

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

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2003
                                                                                              May 26,
                                                                                         2000 (inception)
                                                                                              Through
                                                        Year ended October 31,              October 31,
                                                         2003             2002                2003
                                                    ---------------   --------------    ------------------
  Net earnings (loss)                            $     (1,989,490) $    (3,086,210)    $     (7,585,101)
  Imputed dividends on preferred stock                       --              --              (3,957,380)
                                                    ---------------   --------------    ------------------
  Net earnings (loss) applicable to common stock $     (1,989,490) $    (3,086,210)    $    (11,542,481)
                                                    ===============   ==============    ==================


The following data was used in computing loss per share:
                                                                                             May 26,
                                                                                         2000 (inception)
                                                       Year ended       Year ended           Through
                                                      October 31,       October 31,        October 31,
                                                          2003             2002                2003
                                                     --------------   --------------    -----------------
  Shares outstanding entire period                       5,876,596        4,318,686            4,278,686
  Net weighted-average shares issued during
     period                                                199,337          786,122              769,242
                                                     --------------   --------------    -----------------

  Weighted average number of common shares and
     dilutive potential common shares used in            6,075,933        5,104,808            5,047,928
     diluted EPS                                     ==============   ==============    =================

Shares issued in connection with the recapitalization have been included in the calculation of loss per share as though they were outstanding from inception. All common shares with dilutive potential described in Notes E and H are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

Earnings (loss) per share - basic and diluted

                                                                                             From
                                                      Year ended        Year ended        May 26, 2000
                                                      October 31,       October 31,         Through
                                                         2003             2002           Oct. 31, 2003
                                                    ---------------   --------------    -----------------
  Earnings (loss) before imputed
     dividend                                     $         (0.33)  $         (0.61)    $        (1.51)
  Imputed dividend - (accretion)                               --                --              (0.78)
                                                    ---------------   --------------    -----------------

  Earnings (loss) per share attributable
     to common shareholders - basic
     and diluted                                 $          (0.33)  $         (0.61)    $        (2.29)
                                                    ===============   ==============    =================

>
                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2003

NOTE H - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified key employees. The Company reserved 1,000,000 common shares that can be issued under the plan. Awards made under the plan are issued in units with each unit being convertible into one share of common stock at the option of the holder. The plan units vest, generally, over three years as specified in each individual grant. The individual units are issued with a strike price of $0.00. Accordingly, compensation expense is incurred by the Company over the vesting periods and is calculated using the stock price on the grant date times the number of shares vesting. During 2003, the Company recognized approximately $170,000 ($37,500 during 2002) of compensation expense with the issuance of 119,400 (36,684 during 2002) shares of stock under vesting schedules. Changes in the Company's stock incentive plan units are as follows:

                                                              Weighted-
                                                             grant date
                                                             fair value
                                            Plan units      per plan unit
                                            ----------      -------------

        Outstanding at May 26 (inception)      --             $--
Granted                                        --              --
Vested                                         --              --
Canceled or expired                            --              --
                                             -------
       Outstanding at October 31, 2000         --              --
Granted                                     490,833          1.13
Vested                                       (5,000)         1.00
                                              ------           --
       Outstanding at October 31, 2001      485,833          1.14
Granted                                     185,400          1.08
Vested                                      (36,684)         1.35
Canceled or expired                        (416,249)         1.01
                                            -------           --
       Outstanding at October 31, 2002      218,300          1.30
Granted                                        --             --
Vested                                     (119,400)         1.45
Canceled or expired                          (4,200)         1.40
                                            -------           --
       Outstanding at October 31, 2003       94,700          1.04
                                            =======

The plan units vest at various dates ranging from May 2003 through November 2005. A further summary of information related to options outstanding at October 31, 2003 is as follows:

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2003

                                                            Weighted Average                Weighted Average
Range of Exercise                   Number                Remaining Contractual              Exercise Price
Prices                    Outstanding / Exercisable           Life (Years)             Outstanding / Exercisable
                          -------------------------           ------------             -------------------------
$0.70 to 1.00                  34,000 / -                       2.00                        $0.70 / -
 1.01 to 1.30                  55,000 / -                       1.25                         1.20 / -
 1.31 to 1.57                   5,700 / -                       1.50                         1.50 / -
                               ------  ----                     ----                         ----  ----
                               94,700 / -                       1.54                         1.04 / -

As permitted under accounting principles generally accepted in the United States of America, grants to employees under the Plan and other grants to employees of options are accounted for following APB Opinion No. 25 and related Interpretations. Had compensation cost for the Plan been determined based on the grant date fair values of awards using the Black-Scholes option pricing model, reported net earnings (loss) and earnings (loss) per common share would have been changed to the pro forma amounts shown below.

                                                                                                   Cumulative
                                                                                                     from
                                                                                                    May 28,
                                                                                                2000 (inception)
                                                                Year ended       Year ended         Through
                                                                October 31,      October 31,       October 31,
                                                                   2002             2001               2002
                                                              -------------     ------------       ------------
Net earnings (loss):
As reported                                                   $(1,989,490)       $(3,086,210)      $(7,585,101)
Proforma                                                      $(1,989,490)       $(3,086,210)      $(7,585,101)

Basic earnings (loss) per share:
As reported                                                        $(0.33)            $(0.61)           $(2.29)
Pro forma                                                          $(0.33)            $(0.61)           $(2.29)

Diluted earnings (loss) per share:
As reported                                                        $(0.33)            $(0.61)           $(2.29)
Pro forma                                                          $(0.33)            $(0.61)           $(2.29)

Weighted average fair value per plan unit
granted during the year                                            $   -              $ 1.08

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

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2003

The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. The Company records expense as options vest based on the fair market value of the stock at the date of individual grants. The Company issued 467,855 shares under the Plan during the year ended October 31, 2002 and recorded approximately $417,000 of expense related to the issuance. At October 31, 2003 there are no additional shares granted.

NOTE I - RELATED PARTY TRANSACTIONS

As of October 31, 2003 the Company has 8% notes payable to current directors, and officers totaling $260,000. Additionally, the Company has 8% notes payable totaling $215,000 to a private entity of which a former director is the manager. The Company also has accounts payable totaling $57,750 due to directors at October 31, 2003 ($17,500 at October 31, 2002). Additionally, the Company has included approximately $219,000 of accrued payroll due to certain officers of the Company within accrued liabilities at October 31, 2004. As of October 31, 2003 officers and directors of the Company own approximately 15% of the outstanding stock.

During the fiscal year ended October 31, 2002 the Company paid approximately $32,500 to a former director for office space ($22,500 in the fiscal year ended October 31, 2001).

A former director of the Company caused the voluntary contribution and cancellation of 50,000 shares.

NOTE J - EQUITY LINE OF CREDIT AGREEMENT

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

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2003

NOTE K - COMMITMENTS AND CONTINGINCIES

Redeemable Preferred Stock

During December 2000 the Company issued preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, the Company exchanged 600,000 of the outstanding preferred shares for 180,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the 350,000 then outstanding preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action.

On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further adjudged and decreed that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside (Note L).

Promissory Loan Agreement

On June 2, 2003, the Company signed a ten percent simple interest promissory note with an unrelated privately held Company where the privately held Company was to provide $5,000,000 in operating funds to the Company. The terms of the note provided that the Company pay a two percent fee totaling $100,000 for arranging the loan. Terms of repayment included interest on a quarterly basis and the balance of the note at the end of thirty-six months. Additionally, the privately held Company would receive one seat on the Board of Directors until such time as the promissory note was paid in full.

After weeks of delays and promises regarding funding, the privately held Company signed an addendum to the original note promising funding of the note by September 19, 2003. When the funding was not met according to the addendum, the privately held Company signed a second addendum promising funding of the note by November 10, 2003. After months of delays, and the privately held Company not fulfilling the terms of the original agreement and/or the signed addendums the Company filed a multi count civil complaint against the privately held company. The $100,000 fee is included in advance deposits at October 31, 2003 pending outcome of the complaint. Management, based on the advice of legal counsel, believes that at a minimum the $100,000 is recoverable in its action against the privately held company (Note L).

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

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2003

NOTE L - SUBSEQUENT EVENTS

Notes Payable

As of February 29, 2004 approximately $1,924,800 of notes payable are past due. Management is currently in discussions with the note holders pursuing extensions and/or conversions. During March 2004, $600,000 of notes payable was converted to 2,900,000 shares of common stock pursuant to the convertible terms of the notes payable.

Operating lease

During February 2004, the Company signed an operating lease agreement totaling approximately $989,000 which includes approximately $632,000 in equipment and approximately $357,000 in operating capital. The lease terms require approximately $25,000 in monthly payments over a four year term. The lease was guaranteed by an unrelated privately held Company. The privately held Company was granted 1,000,000 options to purchase common stock at $0.20 per share that expire February 4, 2006. Additionally, if the Company's outstanding shares surpass 20,000,000 prior to February 4, 2006, the privately held Company will be granted additional options at the then current market price to purchase shares equal to 2.5 percent of the then outstanding shares of the Company.

Promissory Loan Agreement (Note K)

The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. This motion to dismiss was denied by the Court on March 12, 2004.

On March 15, 2004, we reached a settlement agreement on the redeemable preferred stock referred to in Note K of the consolidated financial statements. The settlement agreement includes the Company issuing 80,000 shares of common stock and payments totaling $70,000 payable as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full.

Stock incentive Plans

On December 4, 2003, the Board of Directors approved the issuance of 725,000 plan units to employees and consultants under the Videolocity, Inc. 2000 Stock Incentive Plan (Note H). The Board of Directors also approved the issuance of

30,000 shares to consultants under the Videolocity International, Inc. 2002 Stock option and stock award plan (Note H). Additionally, the Board of Directors approved a total of 9,200,000 options to employees and Directors that vest according to various individual employee contracts.