Form 10QSB
period 2004-01-31
VIDEOLOCITY INTERNATIONAL INC
filed 2004-04-12
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the Quarterly Period ended January 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:



           Class                            Outstanding as of March 31, 2004
--------------------------                  ------------------------------------
       Common Stock,                                    10,359,881
Par Value $0.001 par value


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]



                         VIDEOLOCITY INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   -----
                                     PART I

Item 1.           Financial Statements.............................................................. 2

Item 2.           Management's Discussion and Analysis or Plan of Operation.........................16

Item 3.           Controls and Procedures...........................................................19

                                     PART II

Item 1.           Legal Proceedings.................................................................20

Item 2.           Changes in Securities and Use of Proceeds.........................................20

Item 3.           Defaults Upon Senior Securities...................................................20

Item 4.           Submissions of Matters to a Vote of Security Holders..............................21

Item 5.           Other Information.................................................................21

Item 6.           Exhibits and Reports on Form 8-K..................................................21

                  Signatures........................................................................22


                 Videolocity International Inc. and Subsidiaries
                 -----------------------------------------------
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                January 31, 2004

                                     ASSETS

CURRENT ASSETS
    Cash                                                           $    19,117
    Accounts receivable, net of allowance
     for bad debts of $590,000                                          10,000
    Other assets-advance deposits                                      107,441
                                                                   -----------

             Total current assets                                      136,558

PROPERTY AND Equipment, at cost, net                                    58,471
                                                                   -----------

                                                                   $   195,029
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Accounts payable                                               $   263,395
    Accrued liabilities                                                447,297
    Accrued interest payable                                           431,797
    Notes payable - related parties                                    260,000
    Notes payable                                                    2,559,800
                                                                   -----------
             Total current liabilities                               3,962,289

MINORITY INTERESTS                                                       4,866

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 50,000,000 shares
      authorized, 7,082,196 issued and outstanding                 $     7,082
    Preferred stock, $0.001 par value; 1,000,000 shares
      authorized none outstanding                                          --
    Additional paid-in capital                                       4,188,025
    Deficit accumulated during the development stage                (7,967,233)
                                                                   -----------
             Total stockholders' deficit                            (3,772,126)
                                                                   -----------
                                                                   $   195,029
                                                                   ===========

        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                                                   Cumulative
                                                                                       From
                                                                                      May 26
                                                       Three           Three     2000(inception)
m                                                   months ended   months ended    Through
                                                    January 31,     January 31,     January 31,
                                                       2004            2003            2004
                                                    -----------    -----------   --------------

Revenue                                             $      --      $      --      $      --
                                                    -----------    -----------    -----------

Operating expenses

    Salaries, payroll taxes and employee benefits       270,962        191,317      2,971,147
    Professional fees and consultants                     4,848        120,144      1,068,968
    Directors compensation through stock incentive plan    --             --           95,000
    Rent                                                 16,000         13,000        224,305
    Other                                                 2,076         35,117        489,878
    Technology development consulting                    23,343           --          398,817
    Bad debts                                              --          149,000        590,000
    Write off of goodwill                                  --             --          958,628
    Utilities                                             2,443         10,608         71,720
    Travel and conventions                                  835         10,404        166,844
    Gain on transfer of license agreement                  --             --         (114,509)
    Depreciation and amortization                         6,324          6,163        125,028

                                                    -----------    -----------    -----------

             Total operating expenses                   326,831        535,753      7,045,826
                                                    -----------    -----------    -----------

Operating loss                                         (326,831)      (535,753)    (7,045,826)

Interest and beneficial conversion                      (55,301)      (170,652)    (1,260,168)

Gain on sale of investment stock, net                      --              --         338,049

Interest income                                            --              --           5,578

Minority interests                                         --              --          (4,866)
                                                    -----------    -----------    -----------

             Loss before income taxes                  (382,132)      (706,405)    (7,967,233)

Income taxes                                               --             --             --
                                                    -----------    -----------    -----------

             NET LOSS                               $  (382,132)   $  (706,405)   $(7,967,233)
                                                    ===========     ===========    ===========

Loss per common share
  Basic and Diluted                                 $     (0.06)   $     (0.12)

Weighted-average shares outstanding
  Basic and Diluted                                   6,371,785      5,908,822

         The accompanying notes are an integral part of these statements

                 Videolocity International Inc. and Subsidiaries
                 -----------------------------------------------
                          (A Development Stage Company)

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                           For the period May 26, 2000
                      (inception) through October 31, 2000,
                 the years ended October 31, 2001, 2002 and 2003
                 and for the three months ended January 31, 2004
                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                Preferred stock                  Common stock            Additional      during the
                                            --------------------------    --------------------------      paid-in       Development
                                               Shares        Amount          Shares         Amount        capital          Stage
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

                                   (continued)

                 Videolocity International Inc. and Subsidiaries
                 -----------------------------------------------
                          (A Development Stage Company)

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                           For the period May 26, 2000
                      (inception) through October 31, 2000,
                 the years ended October 31, 2001,2002 and 2003
                 and for the three months ended January 31, 2004

                                                                                                                Deficit
                                                                                                              Accumulated
                                                 Preferred stock          Common stock           Additional   during the
                                            ---------------------   --------------------------    paid-in     Development
                                              Shares      Amount       Shares       Amount        capital        Stage
                                            ---------   ---------   -----------   -----------   -----------   -----------

Balance at October 31, 2002                      --          --       5,876,596         5,877     3,709,355    (5,595,611)

Issuance of common stock for:
    Bonus interest and extensions on debt        --          --         335,000           335        82,914          --
    Services                                     --          --          16,000            16           944          --
    Stock incentive plans                        --          --         119,400           119       169,847          --

Interest expense recognized on
   beneficial conversion feature on              --          --            --            --         120,000          --
   notes payable

Net loss for the period                          --          --            --            --            --      (1,989,490)
                                            ---------   ---------   -----------   -----------   -----------   -----------

Balance at October 31, 2003                 $    --     $    --       6,346,996   $     6,347   $ 4,083,060   $ 7,585,101)



Balance at October 31, 2003                 $    --     $    --       6,346,996   $     6,347   $ 4,083,060   $(7,585,101)


Issuance of common stock for:
    Stock incentive plans                        --          --         735,200           735       104,965          --

Net loss for the period                          --          --            --            --            --        (382,132)

                                            ---------   ---------   -----------   -----------   -----------   -----------


Balance at January 31, 2004                 $    --     $    --       7,082,196   $     7,082   $ 4,188,025   $(7,967,233)

                                            =========   =========   ===========   ===========   ===========   ===========

         The accompanying notes are an integral part of this statement.

                 Videolocity International Inc. and Subsidiaries
                 -----------------------------------------------
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                     From
                                                                    For the three months ended   May 26, 2000
                                                                          January 31,            (inception)
                                                                    -------------------------       Through
                                                                      2004            2003          July 31,
                                                                                                      2004
                                                                   -----------    -----------    -----------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                     $  (382,132)   $  (706,405)  $(7,967,233)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                            --              --          4,866
             Provision for bad debts                                       --          149,000       590,000
             Write off of goodwill                                         --             --         958,628
             Gain on sale of investment stock                              --             --        (338,049)
             Gain on transfer of license                                   --             --        (114,509)
             Depreciation and amortization                                6,324          6,163       125,033
             Interest expense recognized on beneficial conversion          --          120,000       423,900
             Issuance of common stock under stock plans                 105,700         11,614       734,808
             Issuance of common stock for services                         --             --         465,832
             Issuance of common stock for interest                         --            8,400       290,891
             Changes in assets and liabilities
                Other assets                                             (3,222)       (14,452)     (107,441)
                Accounts payable and accrued liabilities                206,760         (9,996)      710,692
                Accrued interest                                         55,302         41,002       431,797
                                                                    -----------    -----------    -----------

                  Total adjustments                                     370,864        311,731     4,176,448
                                                                    -----------    -----------    -----------

                  Net cash used in operating activities                 (11,268)      (394,674)   (3,790,785)
                                                                    -----------    -----------    -----------
    Net cash flows from investing activities -
       Investment stock and licenses, net                                  --             --         555,791
       Increase in notes receivable                                        --             --        (600,000)
       Purchase of property and equipment                                  --           (1,931)     (119,995)
                                                                    -----------    -----------    -----------

                  Net cash flows used in investing activities              --           (1,931)     (164,204)
                                                                    -----------    -----------    -----------
    Cash flows from financing activities
       Increase in notes payable                                         20,000        400,000      3,174,800
       Proceeds from issuance of common stock                              --             --          799,306
                                                                    -----------    -----------    -----------

                  Net cash provided by financing activities              20,000        400,000      3,974,106
                                                                    -----------    -----------    -----------

                  Net increase in cash                                    8,732          3,395         19,117

Cash at beginning of period                                              10,385         31,297           --
                                                                    -----------    -----------    -----------
Cash at end of period                                               $    19,117    $    34,692    $    19,117
                                                                    ===========    ===========    ===========

         The accompanying notes are an integral part of these statements

                 Videolocity International Inc. and Subsidiaries
                 -----------------------------------------------
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                     From
                                                                    For the three months ended   May 26, 2000
                                                                          January 31,            (inception)
                                                                    -------------------------      Through
                                                                      2004            2003         July 31,
                                                                                                     2004
                                                                   -----------    -----------    -----------

Supplemental disclosures of cash flow information
    Cash paid during the period for
       Interest                                                     $      --      $      --      $      --
       Income taxes                                                        --             --             --

         The accompanying notes are an integral part of these statements

                 Videolocity International Inc. and Subsidiaries
                          (A development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. as of January 31, 2004 and for the three months ended January 31, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three months ended January 31, 2004 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2003. The results of operations for the three months ended January 31, 2004 may not be indicative of the results that may be expected for the year ending October 31, 2004.

NOTE C - ORGANIZATION AND BUSINESS ACTIVITY

We are a Nevada corporation organized on November 5, 1985 under the name Pine View Technologies. On November 27, 2000 the Company's name was changed to Videolocity International Inc. On December 4, 2000, the Company acquired
Videolocity Inc. in a transaction recorded as a recapitalization with the Company being the legal survivor and Videolocity Inc. being the accounting survivor and the operating entity. Videolocity Inc., the accounting survivor, was founded on May 26, 2000. The Company and its subsidiaries were established to develop and market systems and other products for the delivery of on demand video, high speed internet access, and other digital content to end users such as hotels, hospitals, and condominiums.

At January 31, 2004, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company had no revenue from its planned principal operations.

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

                 Videolocity International Inc. and Subsidiaries
                          (A development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE E - NET EARNINGS (LOSS) PER SHARE

Basic  Earnings  (Loss) Per Share (EPS) are  calculated by dividing net earnings
(loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes H and I are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

NOTE F - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was approximately $130,000 for the Quarter ended January 31, 2004.

As of July 31, 2003, the Company had net operating loss carryforwards for tax reporting purposes of approximately $7,020,000 expiring through 2024.

NOTE G - NOTE RECEIVABLE

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at $15,000 at January 31, 2004. As of January 31, 2004, the Company has recorded an allowance for bad debt totaling $590,000 against the note receivable. The Company started a legal action against Merit Studios, Inc. toward collection of the note receivable.

On May 29,  2003,  the  Company  was awarded a summary  judgment  against  Merit
Studios,  Inc.  totaling   approximately  $673,000  plus  reasonable  costs  and
attorneys fees to collect. (Note J)

NOTE H - NOTES PAYABLE

The Company originated approximately $20,000 in convertible non-interest bearing notes payable during the three months ended January 31, 2004. The $20,000 is convertible at $0.10 which was the fair market value at the date of origination.

At January 31, 2004, the Company has notes payable totaling $2,819,800 due to various individuals and companies including $260,000 to current related parties including Board of Directors and Management. Of the total, $1,849,800 is written at 8 percent simple interest and $970,000 has no stated interest rate. Interest has been imputed from the date of issuance on all non-interest bearing notes payable. Of the total notes payable $1,097,800 is convertible at the option of the debt holder at the following amounts: $177,800 is convertible at $1.00 per share, $100,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $675,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share, and $20,000 is convertible at $0.10 per share. The notes payable have maturities or have been extended as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003, $100,000 matured during July 2003, $1,264,800 matured during August 2003, $75,000 matured during November 2003, $75,000 matures during April 2004, $175,000 matures during June 2005, $375,000 is callable on demand when the Company has secured five million in new debt or equity funding and $270,000 has no set maturity and is payable until paid in full (Note O).

                 Videolocity International Inc. and Subsidiaries
                          (A development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company has granted options to purchase Company stock under certain of the notes originated during 2003 in the following amounts: 20,000 shares at $0.50, 100,000 shares at $0.25, 302,000 shares at $0.20, and 40,000 shares at $0.15.
All options granted in conjunction with new notes payable were granted at or above fair market value on the date the notes payable were originated.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $235,000 to current related parties. The notes payable under the UCC-1 have maturities or have been extended under the UCC-1 as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003 and $1,015,000 matured during August 2003. (Note O)

On February 6th, 2003 the Company received a formal notice of default from ISOZ, LC regarding the $215,000 in notes payable to ISOZ, LC.

NOTE I - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified people to serve as key employees. Awards made under the plan shall be in plan units and each unit can be convertible, at the option of the participant, into one share of the Company's common stock after the vesting requirement has been satisfied. The Company reserved 1,000,000 common shares that can be issued under the plan. As of January 31, 2004, the Company has 980,784 plan units that have been awarded under the plan. Of the total awarded, 896,284 plan units have met the vesting requirement and have been converted to common stock and 84,500 plan units are subject to additional vesting requirements. During the three months ended January 31, 2004 the Company issued 735,200 shares of common stock in exchange for vested plan units resulting in compensation expense of approximately $104,965.

On March 26, 2002 the Company filed an additional stock option and stock award plan, which had been approved by the shareholders of Pine View Technologies in November 2001. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. The Board of Directors approved 30,000 shares for issuance to consultants of the Company under the plan during the three months ended January 31, 2004 but to date have not issued the shares. The Company has issued a total of 467,855 shares under the Plan.

Additionally, during December 2003, as an incentive and to retain current key individuals, the Board of Directors approved a total of 9,200,000 options to purchase stock outside of the plans to employees and directors that vest at various times through FY 2004. The options were issued pursuant to the Restated Articles of Incorporation approved by a majority of the stockholders on November 15, 2000. The Restated Articles of Incorporation authorizes the Board of Directors to issue, from time to time, without any vote or other action by the stockholders, of any or all shares of the Corporation of any class at any time authorized, and any securities convertible into or exchangeable for such shares,

                 Videolocity International Inc. and Subsidiaries
                          (A development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE I - STOCK INCENTIVE PLANS (continued)

in each case to such persons and for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine, provided that the consideration for the issuance of shares of stock of the corporation having par value shall not be less than such par value.

Stock-based compensation costs- SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recognized for stock option grants because the exercise price of the stock options equals the market price of the underlying stock on the date of grant for employees and directors.

SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," requires disclosure in interim statements of the proforma effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation. This disclosure is presented in the accompanying table.

                                                               Three months     Three months
                                                                  ended            ended
                                                                January 31,      January 31,
                                                                   2004             2003
                                                              -------------     ------------
Net earnings (loss):
As reported                                                   $( 382,132)       $( 706,405)
Proforma                                                      $( 477,293)       $( 706,405)

Basic earnings (loss) per share:
As reported                                                       $(0.06)           $(0.12)
Pro forma                                                         $(0.08)           $(0.12)

Diluted earnings (loss) per share:
As reported                                                       $(0.06)           $(0.12)
Pro forma                                                         $(0.08)           $(0.12)

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option's vesting period. The weighted-average fair value of stock options granted was $0.13 for the three months ended January 31, 2004. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                        For the three months ended
                                        --------------------------
                                        January 31,   January 31,
                                           2004           2003
                                        -----------   -----------
Risk-free interest rate                     2.5%          3.6%
Dividend yield                                0%            0%
Volatility factor                           .59           .59
Expected option term life in years          2.5           2.1

                 Videolocity International Inc. and Subsidiaries
                          (A development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE I - STOCK INCENTIVE PLANS (continued)

The following table summarizes stock option activity for the three months ended January 31, 2004:

                                          Shares subject      Weighted-average
(In thousands, except per share amounts)    to options         exercise price
                                          --------------      ----------------
OMITTED] Outstanding at October 31, 2003       94,700               $ 1.04
  Granted                                   9,955,000               $ 0.13
  Exercised                                  (735,200)              $ 0.14
  Forfeited                                        (-)              $    -
                                          --------------      ----------------

Outstanding at January 31, 2004             9,314,500               $ 0.14
                                          --------------      ----------------

Exercisable at October 31, 2003                     -               $  -
Exercisable at January 31, 2004             1,900,000               $ 0.13
                                          --------------      ----------------

Options outstanding at January 31, 2004 had a weighted-average remaining contractual life of 4.9 years and exercise prices ranging from $0.13 to $1.50 per share.

NOTE J - COMMITMENTS AND CONTINGENCIES

Note Receivable

On August 26, 2002 the Company's subsidiary, Healthcare Concierge Inc. filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements (Note G). During June 2003 the Company received notification of a summary judgment from the Third District Court of Salt Lake County. The Court ordered that judgment be entered in the Company's favor totaling approximately $673,000 which includes the original note receivable plus accrued interest to date and some other small amounts. It was further ordered that the judgment shall be augmented in the amount of reasonable costs and attorney's fees in collecting the judgment

Redeemable Preferred Stock

During December 2000, the Company issued 950,000 shares of series A preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, the Company exchanged 600,000 of the outstanding series A preferred shares for 180,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside (Note O).

                 Videolocity International Inc. and Subsidiaries
                          (A development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

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

After weeks of delays and promises regarding funding, the privately held Company signed an addendum to the original note promising funding of the note by September 19, 2003. When the funding was not met according to the addendum, the privately held Company signed a second addendum promising funding of the note by November 10, 2003. After months of delays, and the privately held Company not fulfilling the terms of the original agreement and/or the signed addendums the Company filed a multi count civil complaint against the privately held company. The $100,000 fee is included in advance deposits at January 31, 2004 pending outcome of the complaint. Management, based on the advice of legal counsel, believes that at a minimum the $100,000 is recoverable in its action against the privately held company (Note O).

We are engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

NOTE K - EQUITY LINE OF CREDIT AGREEMENT

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

Pursuant to terms of the Equity Line, we are required to file with the SEC a registration statement covering the shares to be acquired by Cornell Capital Partners. The 24-month term commences on the effective date of the registration statement. We are currently working toward completion of the registration. The purchase price of the shares will be 95% of the lowest closing bid price of the Company's common stock during the five consecutive trading days immediately following receipt of the Company's notice of its intent to make a draw. The Company may make up to four draws per month at a maximum $250,000 per draw. In addition to the shares to be issued under the Equity Line, the Company will include in its registration statement an additional 300,000 shares issued to Cornell Partners and the Placement Agent in connection with the execution of the Equity Line.

NOTE L - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Current officers and directors have made 8.0 percent loans to the Company totaling approximately $260,000. Additionally, the Company has accounts payable totaling approximately $73,000 due to directors. As of January 31, 2004, Directors and Executive Officers of the Company hold approximately 18 percent of the outstanding shares.

                 Videolocity International Inc. and Subsidiaries
                          (A development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

NOTE N - GOING CONCERN

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

NOTE O - SUBSEQUENT EVENTS

Notes Payable

As of March 31, 2004 approximately $1,924,800 of notes payable are past due. Management is currently in discussions with certain note holders pursuing extensions and/or conversions. During March 2004, $1,050,000 of notes payable were converted to approximately 4,701,000 shares of common stock.

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

                 Videolocity International Inc. and Subsidiaries
                          (A development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE O - SUBSEQUENT EVENTS (continued)

Reedemable Preferred Shares

On March 15, 2004, we reached a settlement agreement on the redeemable preferred stock referred to in Note J. The settlement agreement includes the Company issuing 80,000 shares of common stock and a total payments of $70,000 payable as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full.

Promissory Loan Agreement (Note J)

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

To date we have focused on the acquisition and development of our technology and preliminary marketing activities. We are now positioned to actively market our DES and related technologies and begin deploying our DES into our first signed contracts. Our current business strategy is to drive demand and the usage of our DES in the hospitality, healthcare, residential and other markets in both wired and wireless applications. We are presently commencing the initial marketing of DES into various marketplaces. Although we use the word international in our name, we are not currently operating outside the U.S., except for limited marketing activities in Canada and Mexico. However, as we expand operations and as our business warrants, we fully intend to operate and market our products wherever prudent, including internationally. We operate our business through five subsidiaries which perform various functions strategic to their market place or core competency. To date, our activities have been limited to our DES and other related digital technologies. We are also committed to the continual development of additional innovative, high quality, cost effective technologies. We are currently, and intend to remain, a technology company.

Our DES permits viewers to select from an extensive library of movie titles, informational/educational content and view their selections on their television screens, lap top computers or PDAs (personal digital assistants). Content is owned by third parties, such as movie studios, and will be paid for on a revenue share basis when DES is deployed commercially. All content is protected through our proprietary encryption and encoding process, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast. We can tailor the user interfaces and content offering specifically to each market segment and to each customer within that market segment. Our overall delivery system design, hardware components and software applications remain identical, or only slightly modified to accommodate larger user bases and/or infrastructures. This gives us the ability to customize the feature settings and tailor the local content offering to the specific audiences for each market segment. We are capable of providing a wireless system and also offer a parallel system over wire using fiber architectures. Our DES is available on either a Microsoft or Linux operating system in a stand-alone set top box.

We intend to use our existing capital, together with proceeds from prospective future financings, to continue marketing and deployment of our DES. Management estimates that minimum expenses during the next twelve months will be approximately $2.6 million, consisting of $1.45 million in payroll, payroll taxes, employee health insurance and other related employee costs including the hiring of additional personnel, $160,000 for office rent, utilities, and related costs, and $310,000 for marketing and related expenses, and $330,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be a minimum of approximately $350,000 during the next twelve months. These expenses will be directed at further development of the DES integration into television sets, other monitors and usage of our intellectual property into new products. We will also incur substantial additional costs in connection with the manufacture and deployment of DES. Management further estimates that such costs will be a minimum of $10 million, but we are optimistic that we will be able to cover most of those costs from future long-term lease financing.

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

We anticipate generating future revenues from the delivery of video and other content as well as high-speed Internet access to the end users of our DES. Management believes that we will begin to realize revenues during our third quarter of 2004 from our first installations started during the second quarter of 2004, from contracts currently in place and contracts currently being negotiated with hotel and healthcare properties.

We will charge a fee for each movie or other item of content viewed through our system and/or high-speed Internet access and we will remit a portion of each fee to the studio or other content provider. Although we have not finalized our structure for content fees, the following is an estimate of content fees that we will charge end users:

          Internet access $ 6.95 to $ 11.95 each 12- or 24-hour period Video on demand $ 5.95 to $ 12.95 per viewing
          Games  $ 2.95  to $ 6.95  each 1- to 4-hour period

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

We have entered into a $20 million equity line of credit agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund which, we anticipate, will provide us with adequate working capital for at least the next 24 months. Under the Equity Line, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20,000,000 over a 24-month period. There is no minimum draw down although we may make up to four draws per month at a maximum $250,000 per draw. We are required to file a registration statement with the SEC covering the shares to be acquired by Cornell Partners. The 24-month term commences on the effective date of the registration statement. We are currently working toward completion of the registration. The purchase price of the shares will be 95% of the lowest closing bid price of our common stock during the five consecutive trading days immediately following receipt of notice of our intent to make a draw. In addition to the shares to be issued under the Equity Line, we will include in our registration statement an additional 300,000 shares issued to Cornell Partners and the Placement Agent in connection with the execution of the Equity Line.

Without drawing against the line of credit and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will be sufficient to fund our cost of operation for approximately the next month and that we must obtain additional financing during that time in order to continue operations.

Liquidity and Capital Resources

During the three months ended January 31, 2004, our total current assets increased approximately $12,000 and total assets increased from approximately $189,000 to approximately $195,000. The increase is primarily due to borrowing funds during the quarter.

During the three months ended January 31, 2004, our total current liabilities increased from approximately $3,680,000 to approximately $3,962,000. The increase is attributed to the increase in notes payable of $20,000, an increase in accrued interest of approximately $55,000 and an increase in accounts payable and accrued liabilities of approximately $207,000.

During the three months ended January 31, 2004 our notes payable increased by $20,000. These funds were borrowed from an individual and are being used for general operational expenses. The $20,000 note is convertible at $0.10 per share which was the market value of our common stock on the day of issuance. The note has no set maturity date and is payable until paid in full.

To date, we have not realized revenues from our operations. For the three months ended January 31, 2004, total expenses decreased approximately $324,000 or approximately 46% as compared to the three months ended January 31, 2003. This is attributed primarily to a $149,000 decrease in provision for bad debts, and a decrease in interest expense and beneficial conversion of approximately $115,000. Interest expense for the period ended January 31, 2003 included a beneficial conversion feature totaling approximately $120,000. Management anticipates that as we scale up the installation of our DES, our expenses will increase proportionately. Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.

Net Operating Loss

As of January 31, 2004, we have, together with our subsidiaries, accumulated a net operating loss carryforward of approximately $7,020,000, with an operating loss tax benefit of approximately $2,457,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the realization of the future tax benefit cannot be established. The net operating loss will expire through 2024.

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

                                     PART II

Item 1. Legal Proceedings

During December 2000 we issued 950,000 shares of preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, we exchanged 180,000 shares of our common stock for 600,000 shares of the preferred stock. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, we reached a settlement agreement which includes our issuing 80,000 shares of common stock and payments totaling $70,000 payable as follows:
$10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full.

On August 26, 2002 our subsidiary, Healthcare Concierge Inc. filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements. During June 2003 we received notification of a summary judgment from the Third District Court of Salt Lake County. The Court ordered that judgment be entered in our favor totaling approximately $673,000 which includes the original note receivable plus accrued interest to date and some other small amounts. It was further ordered that the judgment shall be augmented in the amount of reasonable costs and attorney's fees in collecting the judgment.

We are engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended January 31, 2004, we issued an aggregate of 735,200 shares of common stock to employees and consultants under the Videolocity, Inc. 2000 Stock Incentive Plan. These shares were subject to a registration statement filed with the SEC on July 31, 2001.

Item 3. Defaults Upon Senior Securities

On February 6, 2003 we received a formal notice of default from ISOZ, LC regarding our $215,000 in notes payable to ISOZ, LC. As of September 9, 2003 we are in default on notes payable due to ISOZ, LC. totaling $215,000 and accrued interest of approximately $43,000.

The notes payable have maturities or have been extended as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003, $100,000 matured during July 2003, $1,264,800 matured during August 2003, $75,000 matured during November 2003, $75,000 matures during April 2004, $175,000 matures during June 2005, $375,000 is callable on demand when we have secured five million in new debt or equity funding and $270,000 has no set maturity and is payable until paid in full.

As of March 31, 2004, we had a total of $1,924,800 in notes payable that are past due and related accrued interest of approximately $343,000. We are actively pursuing extensions and/or conversions on the notes payable.

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

The audit report of Andersen Andersen & Strong, L.C. for the year ended October 31, 2002, contained a modification expressing substantial doubt as our ability to continue as a going concern. The audit report contained no other adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principle. In connection with its audits for the past two fiscal years and review of unaudited financial statements through July 31, 2003, and through the date of dismissal on March 5, 2004, there have been no disagreements with Andersen Andersen & Strong L.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of Andersen Anderson & Strong L.C., would have caused them to make reference thereto on the financial statements. Also on March 5, 2004, our Board of Directors unanimously approved a resolution to engage Madsen & Associates, CPAs, Inc. to audit our financial statements for the year ended October 31, 2003. During the two most recent fiscal years and through March 5, 2004, we have not consulted with Madsen & Associates regarding
(i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the our financial statements, and no written report or oral advice was provided to us by concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions thereto, or a reportable event, as set forth in Item 304(a)(1)(iv) of Regulation S-B.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VIDEOLOCITY INTERNATIONAL, INC.





                             BY:  /S/  ROBERT E. HOLT
                                  ------------------------------------
                                       ROBERT E. HOLT
                                       President and Director
                                       Date:  April 9, 2004



                             BY:  /S/  CORTNEY TAYLOR
                                  ------------------------------------
                                       CORTNEY TAYLOR
                                       Chief Financial Officer
                                       (Principal accounting Officer)
                                       Date:  April 9, 2004