Form 10QSB
period 2004-04-30
VIDEOLOCITY INTERNATIONAL INC
filed 2004-06-21
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the Quarterly Period ended April 30, 2004

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange Act

                        Commission File Number 33-2310-D

                         VIDEOLOCITY INTERNATIONAL, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)



           Nevada                                            87-0429154
-------------------------------                          -----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                 1762A Prospector Avenue, Park City, Utah 84060
                 ----------------------------------------------
                    (Address of principal executive officers)

                    Issuer's telephone number: (435) 615-8338

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:



           Class                            Outstanding as of June 14, 2004
--------------------------                  ------------------------------------
       Common Stock,                                    15,025,252
Par Value $0.001 par value


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         VIDEOLOCITY INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.   Financial Statements...............................................  2

Item 2.   Management's Discussion and Analysis or Plan of Operation.......... 18

Item 3.   Controls and Procedures............................................ 21

                             PART II

Item 1.   Legal Proceedings.................................................. 22

Item 2.   Changes in Securities and Use of Proceeds.......................... 22

Item 3.   Defaults Upon Senior Securities.................................... 23

Item 4.   Submissions of Matters to a Vote of Security Holders............... 24

Item 5.   Other Information.................................................. 24

Item 6.   Exhibits and Reports on Form 8-K................................... 24

          Signatures......................................................... 25

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                April 30, 2004

                                     ASSETS

 CURRENT ASSETS
   Cash                                                      $   240,811
   Accounts receivable, net of allowance
       for bad debts of $590,000                                  10,000
   Other assets                                                  184,511
                                                             -----------

            Total current assets                                 435,322

PROPERTY AND Equipment, at cost, net                             658,221
OTHER ASSETS                                                      23,836
                                                             -----------

                                                             $ 1,117,379
                                                             ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                          $   219,487
   Accrued liabilities                                           422,531
   Accrued interest payable                                      203,882
   Notes payable - related parties                               125,000
   Notes payable                                               1,504,800
   Current portion of long term obligations                      214,982
                                                             -----------
            Total current liabilities                          2,690,682

   Long term obligations less current portion                    697,201

MINORITY INTERESTS                                                 4,866

COMMITMENTS AND CONTINGENCIES                                       --

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 50,000,000 shares
     authorized, 15,012,952 issued and outstanding           $    15,013
   Preferred stock, $0.001 par value; 1,000,000 shares
     authorized none outstanding                                    --
   Additional paid-in capital                                  6,284,045
   Deficit accumulated during the development stage           (8,574,428)
                                                             -----------
            Total stockholders' deficit                       (2,275,370)
                                                             -----------
                                                             $ 1,117,379
                                                             ===========

                   The accompanying notes are an integral part
                              of these statements.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                From
                                                   Three months ended               Six months ended        May 26, 2000
                                                        April 30,                       April 30,              through
                                                    2004           2003           2003          2004       April 30, 2004
                                                -----------    -----------    -----------    -----------   --------------
Revenue                                         $      --      $      --      $      --      $      --      $      --
                                                -----------    -----------    -----------    -----------    -----------
Operating expenses
    Salaries, payroll taxes,
      and employee benefits                         193,727        202,156        464,689        393,473      3,164,874
    Professional fees and consultants                28,316         63,029         33,164        124,623      1,097,284
    Technology development consulting                29,594         34,258         52,937         92,808        428,411
    Directors compensation through stock plan          --             --             --             --           95,000
    Rent                                              8,000          8,000         24,000         21,000        232,305
    Provision for bad debts                            --             --             --          149,000        590,000
    Travel and conventions                            6,108          4,586          6,943         14,991        172,952
    Depreciation and amortization                     6,323          6,484         12,647         12,647        131,351
    Utilities                                         8,216          2,203         10,659         12,811         79,936
    Gain on transfer of license agreements             --             --             --             --         (114,509)
    Write off of goodwill                              --             --             --             --          958,628
    Other                                            18,581         34,742         20,657         71,109        508,459
                                                -----------    -----------    -----------    -----------    -----------

                                                    298,865        355,458        625,696        892,462      7,344,691
                                                -----------    -----------    -----------    -----------    -----------

             Operating loss                        (298,865)      (355,458)       625,696)      (892,462)    (7,344,691)

Interest income                                        --             --             --             --            5,578
Legal Settlement                                    (97,400)          --          (97,400)          --          (97,400)
Gain on sale of stock, net                             --             --             --             --          338,049
Interest and beneficial conversion expense         (141,810)       (62,216)      (197,111)      (231,618)    (1,401,978)
Expense for stock options on guarantee              (69,120)          --          (69,120)          --          (69,120)
Minority interests                                     --             --             --             --           (4,866)
                                                -----------    -----------    -----------    -----------    -----------

             Loss before income taxes              (607,195)      (417,674)      (989,327)    (1,124,080)    (8,574,428)
                                                -----------    -----------    -----------    -----------    -----------

Income taxes                                           --             --             --             --             --

             NET LOSS                              (607,195)      (417,674)      (989,327)    (1,124,080)    (8,574,428)
                                                ===========    ===========    ===========    ===========    ===========

Loss per common share
    Basic and Diluted                                 (0.06)         (0.07)         (0.13)         (0.19)          --

Weighted-average common and dilutive
    common equivalent shares outstanding
    Basic and Diluted                             9,559,225      5,935,208      7,943,015      5,921,868           --


        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                           For the period May 26, 2000
                      (inception) through October 31, 2000,
                 the years ended October 31, 2001, 2002 and 2003
                   and for the six months ended April 30, 2004
                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                Preferred stock                  Common stock            Additional      during the
                                            --------------------------    --------------------------      paid-in       Development
                                             Shares        Amount           Shares          Amount        capital           Stage
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

                                   (continued)

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                           For the period May 26, 2000
                      (inception) through October 31, 2000,
                 the years ended October 31, 2001,2002 and 2003
                   and for the six months ended April 30, 2004

Balance at October 31, 2002                        --             --        5,876,596          5,877      3,709,355     (5,595,611)

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          335,000           335          82,914           --
    Services                                       --             --           16,000            16             944           --
    Stock incentive plans                          --             --          119,400           119         169,847           --

Interest expense recognized on
   beneficial conversion feature on                --             --             --             --          120,000           --
   notes payable

Net loss for the period                            --             --             --             --             --       (1,989,490)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2003                 $      --      $      --        6,346,996    $     6,347    $ 4,083,060    $(7,585,101)


Issuance of common stock for:
    Stock incentive plans                          --             --           735,200           735        104,965           --

Net loss for the period                            --             --             --             --             --         (382,132)
                                            -----------    -----------    -----------    -----------    -----------    -------------
Balance at January 31, 2004                  $     --      $      --         7,082,196    $     7,082    $4,188,025   $ (7,967,233)

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --           611,500            612       128,089           --
    Services                                       --             --           300,000            300        59,700           --
Stock incentive plans                              --             --            10,200             10        11,440           --
Legal settlement                                   --             --            80,000             80        22,320           --
Private placement                                  --             --           500,000            500       224,500           --
Conversion of debt                                 --             --         6,429,056          6,429     1,580,851           --

Issuance of stock options for guarantee            --             --              --             --          69,120           --

Net loss for the period                            --             --              --             --            --         (607,195)
                                            -----------    -----------     -----------    -----------   -----------   ------------
Balance at April 30, 2004                 $      --      $      --         15,012,952    $    15,013    $ 6,284,045   $ (8,574,428)
                                            ===========    ===========    ============    ===========   ===========   =============



         The accompanying notes are an integral part of this statement.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                                  From
                                                                                                              May 26, 2000
                                                                             For the six months ended          (inception)
                                                                                    April 30,                    Through
                                                                         --------------------------------
                                                                               2004            2003          April 30, 2004
                                                                         ---------------  ---------------  -------------------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                         $      (989,327) $    (1,124,080) $      (8,574,428)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                                       -                -              4,866
             Provision for bad debts                                                  -          149,000            590,000
             Write off of goodwill                                                    -                -            958,628
             Gain on sale of investment stock                                         -                -           (338,049)
             Gain on transfer of license                                              -                -           (114,509)
             Depreciation and amortization                                       12,647           12,647            131,356
             Interest expense recognized on beneficial conversion                     -          120,000            423,900
             Issuance of common stock under stock plans                         117,150           19,865            746,258
             Issuance of common stock for services                               60,000                -            525,832
             Issuance of common stock for interest                              128,701           44,599            419,592
             Options issued on guarantee                                         69,120                -             69,120
             Issuance of common stock for legal settlement                       22,400                -             22,400
             Changes in assets and liabilities
                Other assets                                                   (104,128)          (8,952)          (208,347)
                Accounts payable and accrued liabilities                        138,086          192,534            642,018
                Accrued interest                                                 44,667           86,518            421,162
                                                                         ---------------  ---------------  -------------------

                  Total adjustments                                             488,643          616,211          4,294,227
                                                                         ---------------  ---------------  -------------------

                  Net cash used in operating activities                        (500,684)        (507,869)        (4,280,201)
                                                                         ---------------  ---------------  -------------------

    Net cash flows from investing activities -
       Investment stock and licenses, net                                             -                -            555,791
       Increase in notes receivable                                                   -                -           (600,000)
       Purchase of property and equipment                                             -           (1,931)          (119,995)
                                                                         ---------------  ---------------  -------------------

                  Net cash flows used in investing activities                         -           (1,931)          (164,204)
                                                                         ---------------  ---------------  -------------------
                                   (continued)

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                                  From
                                                                                                              May 26, 2000
                                                                             For the six months ended          (inception)
                                                                                    April 30,                    Through
                                                                         --------------------------------
                                                                               2004            2003          April 30, 2004
                                                                         ---------------  ---------------  -------------------
    Cash flows from financing activities
       Increase in notes payable                                                200,000          490,000          3,354,800
       Proceeds from lease                                                      357,000             --              357,000
       Payments on lease                                                        (50,890)            --              (50,890)
       Proceeds from issuance of common stock                                   225,000             --            1,024,306
                                                                         ---------------  ---------------  -------------------

                  Net cash provided by financing activities                     731,110          490,000          4,685,216
                                                                         ---------------  ---------------  -------------------

                  Net increase (decrease) in cash                               230,426          (19,800)           240,811

Cash at beginning of period                                                      10,385           31,297                  -
                                                                         ---------------  ---------------  -------------------

Cash at end of period                                                   $       240,811  $        11,497  $         240,811
                                                                         ===============  ===============  ===================

Supplemental disclosures of cash flow information
-------------------------------------------------
    Cash paid during the period for
       Interest                                                         $         --     $          --             $   --
       Income taxes                                                               --                --                 --
Noncash investing and financing activities
------------------------------------------
During the three months ended April 30, 2004 the Company  entered into a capital lease that resulted in an increase of property and equipment totalling $606,073.
Additionally,  the Company converted $1,370,000 of notes payable and $217,280 of accrued interest payable into common stock.

         The accompanying notes are an integral part of these statements

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. (the Company) as of April 30, 2004 and for the three and six months ended April 30, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three months and six months ended April 30, 2004 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2003. The results of operations for the three months and six months ended April 30, 2004 may not be indicative of the results that may be expected for the year ending October 31, 2004.

NOTE C - ORGANIZATION AND BUSINESS ACTIVITY

We are a Nevada corporation organized on November 5, 1985 under the name Pine View Technologies. On November 27, 2000 the Company's name was changed to Videolocity International, Inc. On December 4, 2000, the Company acquired
Videolocity Inc. in a transaction recorded as a recapitalization with the Company being the legal survivor and Videolocity Inc. being the accounting survivor and the operating entity. Videolocity Inc., the accounting survivor, was founded on May 26, 2000. The Company and its subsidiaries were established to develop and market systems and other products for the delivery of on demand video, high speed internet access, and other digital content to end users such as hotels, hospitals, residences, and condominiums.

At April 30, 2004, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company had no revenue from its planned principal operations.

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

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - NET EARNINGS (LOSS) PER SHARE

Basic  Earnings  (Loss) Per Share (EPS) are  calculated by dividing net earnings
(loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes J, K, and L are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

NOTE F - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was approximately $213,000 for the Quarter ended April 30, 2004 (343,000 for the six months ended April 30, 2004).

As of April 30, 2004, the Company had net operating loss carryforwards for tax reporting purposes of approximately $7,554,000 expiring through 2024.

NOTE G - NOTE RECEIVABLE

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at $15,000 at January 31, 2004. As of April 30, 2004, the Company has recorded an allowance for bad debt totaling $590,000 against the note receivable. The Company started a legal action against Merit Studios, Inc. toward collection of the note receivable.

On May 29,  2003,  the  Company  was awarded a summary  judgment  against  Merit
Studios,  Inc.  totaling   approximately  $673,000  plus  reasonable  costs  and
attorneys fees to collect. (Note M)

NOTE H - OTHER ASSETS

At April 30, 2004, other assets consisted of the following:


         Non trade receivables                               $    20,511
         Prepaid services and rent
                                                                  64,000
         Promissory loan fee  (Note M)                           100,000
                                                              ------------

                                                             $   184,511
                                                             ============

Long term other assets consists of a deposit required under a capital lease totaling $23,836.

NOTE I - PROPERTY AND EQUIPMENT

At April 30, 2004, property and equipment and estimated useful lives consist of the following:

                                                             Amount      Years
                                                           ----------  ---------

         Equipment                                        $  36,782      3-5
         Digital Entertainment System                        83,213        5
         Equipment under capital lease                      606,073      3-5
                                                           ----------
                                                            726,068
         Less accumulated depreciation and amortization      67,847
                                                           ----------

                                                          $ 658,221
                                                           ==========
NOTE J - NOTES PAYABLE

The Company originated approximately $200,000 in convertible non-interest bearing notes payable during the six months ended April 30, 2004. Of the total, $80,000 is convertible at $0.25 and $120,000 is convertible at $0.30 which was the fair market value at the dates of origination. During the quarter ended April 30, 2004 the Company converted $1,370,000 of existing notes payable to common stock.

At April 30, 2004 the Company has notes payable totaling $1,629,800 due to various individuals and companies including $125,000 to current related parties including Board of Directors and Management. Of the total, $1,264,800 is written at 8 percent simple interest and $365,000 has no stated interest rate. Interest has been imputed from the date of issuance on all non-interest bearing notes payable. Of the total notes payable $592,800 is convertible at the option of the debt holder in the following amounts: $177,800 is convertible at $1.00 per share, $85,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share. The notes payable have maturities as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003,
$729,800 matured during August 2003, $25,000 matured during November 2003, $290,000 is callable on demand when the Company has secured between $2 million and $5 million in new debt or equity funding and $100,000 has no set maturity and is payable until paid in full (Note R).

The Company has outstanding options to purchase Company stock under certain of the notes originated in the following amounts: 20,000 shares at $0.50, 100,000 shares at $0.25, 302,000 shares at $0.20. All options granted in conjunction with new notes payable were granted at or above fair market value on the date the notes payable were originated.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $235,000 to current related parties. During the three months ended April 30, 2004, the Company converted a total of $535,000 of notes payable under the UCC-1 into common stock of the Company. As of April 30, 2004 there remains a total of $965,000 of notes payable under the UCC-1. The notes payable under the UCC-1 have maturities as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003 and $480,000 matured during August 2003. (Note R)

On February 6th, 2003 the Company received a formal notice of default from ISOZ, LC regarding the $215,000 in notes payable to ISOZ, LC.

                Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - LONG TERM OBLIGATIONS

During February 2004, the Company signed a lease agreement that included approximately $606,000 in equipment and approximately $357,000 in operating capital. The lease terms require approximately $24,000 in monthly payments over a 48 month term. The lease was guaranteed by an unrelated privately held Company. The privately held Company was granted 1,000,000 options to purchase common stock at $0.20 per share that expire February 4, 2006. Additionally, if the Company's outstanding shares surpass 20,000,000 prior to February 4, 2006, the privately held Company will be granted additional options at the then current market price to purchase shares equal to 2.5 percent of the then outstanding shares of the Company. The value of the options granted for the guarantee is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model, which is more readily determinable than the value of the guarantee. Expense for the service was recognized at the time the service was rendered and the options become exercisable. Expense recognized for the period ended April 30, 2004 related to these options totaled $69,120. The equipment was recorded as equipment under capital leases.

The following is a schedule by year of future minimum payments under long term obligations, together with the present value of the net payments as of April 30, 2004:
                                        Equipment       Cash         Total
                                        ----------   ----------   ----------
       2004                             $  105,006   $   61,853   $  166,859
       2005                                180,011      106,033      286,044
       2006                                180,011      106,033      286,044
       2007                                180,011      106,033      286,044
       2008                                 30,002       17,672       47,674
                                        ----------   ----------   ----------

Total minimum payments                     675,041      397,624    1,072,665

Less amount representing interest          101,104       59,378      160,482
                                        ----------   ----------   ----------

Present value of net minimum payments      573,937      338,246      912,183

Less current portion                       135,439       79,543      214,982
                                        ----------   ----------   ----------

Long-term portion                       $  438,498   $  258,703   $  697,201
                                        ==========   ==========   ==========

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified people to serve as key employees. Awards made under the plan shall be in plan units and each unit can be convertible, at the option of the participant, into one share of the Company's common stock after the vesting requirement has been satisfied. The Company reserved 1,000,000 common shares that can be issued under the plan. As of April 30, 2004, the Company has 980,784 plan units that have been awarded under the plan. Of the total awarded, 906,484 plan units have met the vesting requirement and have been converted to common stock and 74,300 plan units are subject to additional vesting requirements. During the three months ended April 30, 2004 the Company issued 10,200 shares of common stock in exchange for vested plan units resulting in compensation expense of approximately $11,450.

On March 26, 2002 the Company filed an additional stock option and stock award plan, which had been approved by the shareholders of Pine View Technologies in November 2001. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. During the first quarter of 2004, the Board of Directors approved 30,000 shares for issuance to consultants of the Company under the plan but to date have not issued the shares. The Company has issued a total of 467,855 shares under the Plan.

Additionally, during December 2003, as an incentive and to retain current key individuals, the Board of Directors approved a total of 9,200,000 options to purchase stock outside of the plans to employees and directors that vest at various times through FY 2004. The options were issued pursuant to the Restated Articles of Incorporation approved by a majority of the stockholders on November 15, 2000. The Restated Articles of Incorporation authorizes the Board of Directors to issue, from time to time, without any vote or other action by the stockholders, of any or all shares of the Corporation of any class at any time authorized, and any securities convertible into or exchangeable for such shares, in each case to such persons and for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine, provided that the consideration for the issuance of shares of stock of the corporation having par value shall not be less than such par value.

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


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   Three months      Three months        Six months        Six months
                                       ended             ended              ended            ended
                                     April 30,         April 30,          April 30,         April 30,
                                       2004              2003               2004              2003
                                   -------------     ------------       -------------     ------------
Net earnings (loss):
As reported                        $( 607,195)       $( 417,674)       $ (  989,327)       $(1,124,080)
Proforma                           $( 942,762)       $( 417,674)       $ (1,420,055)       $(1,124,080)

Basic earnings (loss) per share:
As reported                           $(0.06)           $(0.07)            $(0.13)           $(0.19)
Pro forma                             $(0.10)           $(0.07)            $(0.18)           $(0.19)

Diluted earnings (loss) per share:
As reported                           $(0.06)           $(0.07)            $(0.13)           $(0.19)
Pro forma                             $(0.10)           $(0.07)            $(0.18)           $(0.19)

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option's vesting period. The weighted-average fair value of stock options granted was $0.13 for the shares granted during the three months ended April 30, 2004. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                       For the three months ended
                                       --------------------------
                                         April 30,     April 30,
                                          2004           2003
                                       -----------     ---------
Risk-free interest rate                     2.5%          3.6%
Dividend yield                                0%            0%
Volatility factor                           .59           .59
Expected option term life in years          2.5           2.1

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the six months ended April 30, 2004:


                         Shares subject Weighted-average
                            to options exercise price

Outstanding at October 31, 2003              94,700            $ 1.04
  Granted                                 9,955,000            $ 0.13
  Exercised                                (735,200)           $ 0.14
  Forfeited                                      (-)           $    -
                                          ---------            -------

Outstanding at January 31, 2004           9,314,500            $ 0.14
  Granted                                         -            $    -
  Exercised                                 (10,200)           $ 1.12
  Forfeited                                      (-)           $    -

                                         -----------            ------
Outstanding at April 30, 2004             9,304,300            $ 0.14
                                         -----------            ------

Exercisable at April 30, 2004             8,600,000            $ 0.13
                                         -----------            ------


Options  outstanding  at  April  30,  2004  had  a  weighted-average   remaining
contractual life of 4.7 years and exercise prices ranging from $0.13 to $1.50 per share.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - COMMITMENTS AND CONTINGENCIES

We are engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

Note Receivable

On August 26, 2002 the Company's subsidiary, Healthcare Concierge Inc. filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements (Note G). During June 2003 the Company received notification of a summary judgment from the Third District Court of Salt Lake County. The Court ordered that judgment be entered in the Company's favor totaling approximately $673,000 which includes the original note receivable plus accrued interest and some other small amounts. It was further ordered that the judgment shall be augmented in the amount of reasonable costs and attorney's fees in collecting the judgment

Redeemable Preferred Stock

During December 2000, the Company issued 950,000 shares of series A preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, the Company exchanged 600,000 of the outstanding series A preferred shares for 180,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, we reached a settlement agreement on the redeemable preferred stock. The settlement agreement included the Company issuing 80,000 shares of common stock and total payments of $70,000 payable as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full.

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

After weeks of delays and promises regarding funding, the privately held company signed an addendum to the original note promising funding of the note by September 19, 2003. When the funding was not met according to the addendum, the privately held company signed a second addendum promising funding of the note by November 10, 2003. After months of delays, and the privately held company not fulfilling the terms of the original agreement and/or the signed addendums the

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - COMMITMENTS AND CONTINGENCIES (continued)
Promissory Loan Agreement (continued)

Company filed a multi count civil complaint against the privately held company. The $100,000 fee is included in other assets at April 30, 2004 pending outcome of the complaint. Management, based on the advice of legal counsel, believes that at a minimum the $100,000 is recoverable in its action against the privately held company. The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. This motion to dismiss was denied by the Court on March 12, 2004.

NOTE N - EQUITY LINE OF CREDIT AGREEMENT

On May 28, 2002 the Company finalized an Equity Line of Credit Agreement, with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Under the Equity Line, Videolocity had the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20,000,000 over a 24-month period. There was no minimum draw down although the Company could make draws, as provided below, during the term of the Equity Line.

Pursuant to terms of the Equity Line, we were required to file with the SEC a registration statement covering the shares to be acquired by Cornell Capital Partners. The 24-month term commenced on the effective date of the registration statement. The purchase price of the shares was 95% of the lowest closing bid price of the Company's common stock during the five consecutive trading days immediately following receipt of the Company's notice of its intent to make a draw. The Company could make up to four draws per month at a maximum $250,000 per draw. In addition to the shares to be issued under the Equity Line, the Company included in its registration statement an additional 300,000 shares issued to Cornell Partners and the Placement Agent in connection with the execution of the Equity Line. During May 2004, the Company signed a new agreement with Cornell Capital Partners (Note R). The Company will be discontinuing action on the prior Equity Line of Credit agreement and will file a new SB-2 to register shares under the new agreement replacing the prior Equity Line of Credit Agreement.

NOTE O - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Current officers and directors have made 8.0 percent loans to the Company totaling approximately $125,000. Additionally, the Company has accounts payable totaling approximately $58,000 due to a director. As of April 30, 2004, Directors and Executive Officers of the Company hold approximately 14 percent of the outstanding shares.

NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

NOTE Q - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company's product

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - GOING CONCERN (continued)

is ready for immediate deployment, although the Company needs to obtain capital, either long-term debt or equity to continue the implementation of its overall business plan. In this regard, management is proposing to raise necessary additional funds not provided by its planned operations through loans and/or through additional sales of its common stock. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE R - SUBSEQUENT EVENTS

Notes Payable

As of June 14, 2004 approximately $1,239,800 of notes payable are past due. Management is currently in discussions with certain note holders pursuing extensions and/or conversions.

Standby Equity Distribution Agreement

The Company entered into a new standby equity distribution agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. The agreement  was  completed  in May 2004.  Pursuant  to the  terms of the  funding agreement with Cornell Capital, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of the company's common stock in amounts up to $1 million per month to a maximum of $20 million over the 24 months following the effective date. The equity drawdowns are entirely at Videolocity's discretion and the agreement does not require minimum drawdowns. The drawdowns are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The effective date of the agreement is the date that the Securities and Exchange Commission first declares a registration statement effective registering the resale of the securities. As consideration for Cornell to enter into the agreement the Company issued a $390,000, 5% convertible debenture. The principal and interest are due during May 2007. At the Company's option, the principal and interest due can be repaid or converted to common stock at a rate of 250% of the current closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P. or 100% of the lowest closing bid price of the Company's common stock for the three trading days immediately preceding the conversion date. At the holder's option, they may convert to the Company's stock until paid in full. The Company may redeem all or a portion of the outstanding principal at a redemption price of 120% multiplied by the portion of the principal sum being redeemed plus any accrued and unpaid interest.

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

Plan of Operation

General

We are a development stage technology company that is committed to continued development and marketing of innovative, high quality, cost effective systems to build future ongoing revenue streams. We are currently, and intend to remain, a technology company. We have developed proprietary technologies that reduce bandwidth requirements for numerous applications of digital content. We are currently using advanced proprietary technologies to transmit streaming video at speeds of 1Mbps or less. We have the technological capacity to enter into a variety of markets that include hospitality, healthcare, residential, security and corporate training with currently developed technologies.

To date we have been focused on the acquisition and development of our proprietary technologies. Our current business strategy is to continue with development of additional technologies as well as enhancements to our current proprietary technologies to further enable their use in other markets. We also intend to actively market our first product, the Videolocity Digital Entertainment System(TM) (DES(TM)) in the hospitality, healthcare, residential, and other similar markets in both wired and wireless applications. Although we use the word international in our name, we are not currently operating outside the U.S., except for limited marketing activities in Canada, Mexico and the Caribbean. However, as we expand operations we fully intend to operate and market our products wherever prudent, including internationally. We operate our business through five subsidiaries that perform various functions strategic to their market place or core competency.

We have started to actively market our Digital Entertainment System(TM). DES(TM) is a complete digital entertainment system using our proprietary technologies to deliver video on demand streaming at 1Mbps or less, full screen, in like DVD quality. In addition to video content viewing, DES(TM)
provides high-speed Internet access, digital music on demand, games, full Web surfing and a variety of e-commerce applications as well as customer specific informational and educational content. The Videolocity DES(TM) can be deployed in closed network environments such as hotels, timeshare condominiums, hospitals, and assisted living facilities, or over wide area networks serving intelligent communities, residences and personal digital assistants (PDAs). The Videolocity DES(TM) is currently available using Wireless 802.11 WAN/LAN, Fiber, Satellite, Ethernet or DSL network architectures. We tailor the user interface and content offering specifically to each market segment and to each customer within that market segment. Our overall delivery system design, hardware components and software applications remain identical, or only slightly modified to accommodate larger user bases and/or infrastructures. This gives us the ability to customize the feature settings and tailor the local content offering to the specific audiences for each market segment.

We are capable of providing a wireless system and also offer a parallel system over wire using fiber architectures. Our DES(TM) is available on either a Microsoft or Linux operating system in a stand-alone set top box. The flexible, highly customizable and fully scalable delivery platforms combined with advanced embedded software applications allow for full remote system upgrades and easy updates of content and/or system enhancements. Our DES(TM) permits viewers to select from an extensive library of movie titles, informational/educational content and view their selections on their television screens, lap top computers or PDAs. Content is owned by third parties, such as movie studios, and will be paid for on a revenue share basis when DES(TM) is deployed and operating commercially. All content is protected through our proprietary encryption and encoding process, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast. We have started deploying our DES(TM) into signed contracts.

We intend to use our existing capital, together with proceeds from prospective future financings, to continue marketing and deployment of our DES(TM) and to fund development of new technologies and enhancements of existing proprietary technologies. Management estimates that minimum expenses during the next twelve months will be approximately $2.6 million, consisting of $1.45 million in payroll, payroll taxes, employee health insurance and other related employee costs including the hiring of additional personnel, $160,000 for office rent, utilities, and related costs, and $310,000 for marketing and related expenses, and $330,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be a minimum of approximately $350,000 during the next twelve months. We will also incur substantial additional costs in connection with the manufacture and deployment of DES(TM). Management further estimates that such costs will be a minimum of $10 million, but we are optimistic that we will be able to cover most of those costs from future long-term lease financing.

Currently, we do not intend to sell any hardware or software. Our business plan is to manufacture or purchase hardware and software and deploy our DES(TM) at no initial cost to the customer. It is anticipated that we will finance the system equipment and realize the majority of the revenue stream created by the end users. We do not presently anticipate any significant purchase or sale of plant or equipment. Additionally, we do not anticipate the addition of large numbers of employees because our business model calls for outsourcing any and all functions that would be directly related to the number of deployments.

We anticipate generating future revenues from the delivery of video and other content as well as high-speed Internet access to the end users of our (TM). Management believes that we will begin to realize revenues during our third quarter of 2004 from our first installations started during the second quarter of 2004, from contracts currently in place and contracts currently being negotiated with hotel and healthcare properties.

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

During the next twelve months, we plan to seek additional debt funding in the form of credit lines and capital leases for up to approximately $15 million. This would permit us to cover our minimum expenses described above and accelerate deployment of our DES(TM). As of the date hereof, we have not formalized any new funding except for a standby equity distribution agreement with Cornell Capital, L.P. We can not give any assurance that we will be able to secure such additional funding on favorable terms to us, or otherwise.

During May we entered into a new standby equity distribution agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. We anticipate that this agreement will provide us with adequate working capital for at least the next 24 months. Under the equity distribution agreement, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20 million over a 24-month period. There is no minimum draw down although we may draw up to four draws per month at a maximum $350,000 per draw and a maximum of $1 million per month. The draw-downs are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The 24-month term commences on the effective date of the registration statement. We have retained the law firm of Kirkpatrick & Lockhart to facilitate the filing of a registration statement and are currently working toward completion of the registration, which will replace the prior registration related to the 2002 Equity Line of Credit Agreement. The purchase price of the shares will be 98% of the lowest closing bid price of our common stock during the five consecutive trading days immediately following receipt of notice of our intent to make a draw.

Without drawing against the standby equity distribution agreement and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will be sufficient to fund our cost of operation for approximately the next two months and that we must obtain additional financing during that time in order to continue operations.

Liquidity and Capital Resources

During the three months ended April 30, 2004, our total current assets increased approximately $299,000 and total assets increased approximately $922,000 from approximately $195,000 to approximately $1,117,000. The increase in current assets is primarily due to our receiving operating capital from a $225,000 private placement, $200,000 in new notes payable and receiving approximately $357,0000 in operating capital included within a capital lease transaction less operational expenses for the quarter. The increase in the remaining assets is due to the completion of a leasing agreement during the quarter that increased property and equipment by approximately $606,000.

During the three months ended April 30, 2004, total current liabilities decreased from approximately $3,962,000 to approximately $2,691,000. This net decrease totaling approximately $1,271,000 to the our current liabilities is attributed to completing the conversion of approximately $1,370,000 of notes payable and approximately $217,000 in accrued interest into shares of our common stock. We made payments reducing prior accruals and payables by approximately $67,000. These decreases to current liabilities offset the following increases to current assets during the quarter: we completed a capital lease transaction that resulted in an increase to current liabilities of approximately $215,000, and originated approximately $180,000 in notes payable.

A total of $180,000 in non-interest bearing notes payable was originated during the three months ended April 30, 2004. The total amount was borrowed from several individuals and is being used for general operational expenses. $80,000 of the new notes payable is convertible at $0.20 per share and $100,000 of the new notes payable is convertible at $0.30 per share which was the market value of our common stock on the date of origination. The notes have no set maturity date and are payable until paid in full. Interest has been imputed on all non-interest bearing notes payable from date of origination.

To date, we have not realized revenues from our operations. For the three months ended April 30, 2004, total expenses increased approximately $190,000 or approximately 45% as compared to the three months ended April 30, 2003. This is attributed primarily to an increase in non operating expenses including a $97,400 charge for a legal settlement, a $69,120 charge for the issuance of options to non-employees in a capital lease transaction, an increase of approximately $80,000 to interest expense including the recording of stock issuances for extensions of notes payable and interest from a new capital lease. These increases were offset by an approximately $57,000 in decreases to operational expenses including approximately $35,000 of professional fees and consultants. Management anticipates that as we scale up the installation of our DES(TM), our expenses will increase proportionately. Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.

Net Operating Loss

As of April 30, 2004, we have, together with our subsidiaries, accumulated a net operating loss carryforward of approximately $7,554,000, with an operating loss tax benefit of approximately $2,818,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the realization of the future tax benefit cannot be established. The net operating loss will expire through 2024.

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

On June 2, 2003, we signed a ten percent simple interest promissory note with an unrelated privately held company where the privately held company was to provide $5,000,000 in operating funds to us. The terms of the note provided that we pay a 2% fee totaling $100,000 for arranging the loan. Terms of repayment included interest on a quarterly basis and the balance of the note at the end of thirty-six months. Additionally, the privately held company would receive one seat on our Board of Directors until such time as the promissory note was paid in full. After weeks of delays and promises regarding funding, the privately held company signed an addendum to the original note promising funding of the note by September 19, 2003. When the funding was not met according to the addendum, the privately held company signed a second addendum promising funding of the note by November 10, 2003. After months of delays and the privately held company not fulfilling the terms of the original agreement and/or the signed addendums, we filed a multi count civil complaint against the privately held company. Management, based on the advice of legal counsel, believes that at a minimum the $100,000 is recoverable in its action against the privately held company. The privately held company filed a motion with the Court to dismiss the complaints, but the motion was denied by the Court on March 12, 2004.

We are engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended April 30, 2004, we issued an aggregate of 7,930,756 shares of common stock. Of that total, 611,500 shares were issued as consideration for and/or bonus interest under notes payable to 15 entities and/or individuals, 300,000 shares were issued as consideration for services, 80,000 shares were issued as partial payment under a legal settlement, and 500,000 shares were issued to an accredited investor in a private placement. We also issued 6,429,056 shares of stock in conversion of notes payable and related accrued interest to eight individuals/entities.

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

Additionally, during the three months ended April 30, 2004 we issued 10,200 shares to employees under the Videolocity, Inc. 2000 Stock Incentive Plan. These shares were subject to a registration statement filed with the SEC on July 31, 2001.

Item 3. Defaults Upon Senior Securities

On February 6, 2003 we received a formal notice of default from ISOZ, LC regarding our $215,000 in notes payable to ISOZ, LC. As of September 9, 2003 we are in default on notes payable due to ISOZ, LC. totaling $215,000 and current accrued interest of approximately $47,000.

Our notes payable have maturities or have been extended as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003, $729,800 matured during August 2003, $25,000 matured during November 2003, $290,000 is callable on demand when we have secured between $2 million and $5 million in new debt or equity funding and $100,000 has no set maturity and is payable until paid in full. As of June 14, 2004, we had a total of $1,239,800 in notes payable that are past due. We are actively pursuing extensions and/or conversions on the notes payable.

Item 4. Submissions of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5. Other Information

This Item is not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following documents are included attached as exhibits to this report.

             Exhibit  10.1     Standby Equity Distribution Agreement

             Exhibit  10.2     Compensation Debenture

             Exhibit  10.3     Registration Rights Agreement

             Exhibit 31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


             Exhibit  32.1     Certification  of CEO  Pursuant  to 18
                               U.S.C.  Section 1350, as Adopted Pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002


             Exhibit  32.2     Certification  of CFO  Pursuant  to 18
                               U.S.C.  Section 1350, as Adopted  Pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002



(b) Reports on Form 8-K

We filed a current report on Form 8-K on March 10, 2004 reporting under Item 4 the change in our certifying accountant.

We filed a second report on Form 8-K on April 23, 2004 including under Item 9 a copy of a letter sent to our shareholders discussing our current business outlook.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         VIDEOLOCITY INTERNATIONAL, INC.





BY:  /S/  ROBERT E. HOLT
     ------------------------------------
          ROBERT E. HOLT
          President and Director
          Date:  June 21, 2004



BY:  /S/  CORTNEY TAYLOR
     ------------------------------------
          CORTNEY TAYLOR
          Chief Financial Officer
          (Principal accounting Officer)
          Date:  June 21, 2004