Form 10QSB
period 2004-07-31
VIDEOLOCITY INTERNATIONAL INC
filed 2004-09-20
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Quarterly Period ended July 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:



           Class                            Outstanding as of September 17, 2004
--------------------------                  ------------------------------------
       Common Stock,                                    15,503,298
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

Item 2.     Management's Discussion and Analysis or Plan of Operation........ 18

Item 3.     Controls and Procedures.......................................... 22

                               PART II

Item 1.     Legal Proceedings................................................ 22

Item 2.     Changes in Securities and Use of Proceeds........................ 22

Item 3.     Defaults Upon Senior Securities.................................. 23

Item 4.     Submissions of Matters to a Vote of Security Holders............. 24

Item 5.     Other Information................................................ 24

Item 6.     Exhibits and Reports on Form 8-K................................. 24

            Signatures....................................................... 25

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                  July 31, 2004

                                     ASSETS

 CURRENT ASSETS
   Cash                                                      $   262,452
   Accounts receivable, net of allowance
       for bad debts of $590,000                                  10,000
   Other assets                                                  166,663
                                                             -----------
            Total current assets                                 439,115

Property and equipment, at cost, net                             672,281
Other assets                                                      23,836
                                                             -----------

                                                             $ 1,135,232
                                                             ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                          $   285,839
   Accrued liabilities                                           394,590
   Accrued interest payable                                      234,532
   Notes payable - related parties                               125,000
   Notes payable                                               1,914,800
   Current portion of long term obligations                      218,117
                                                             -----------
            Total current liabilities                          3,172,878

   Long term obligations less current portion                    659,519
   Compensation debenture                                        390,000

MINORITY INTERESTS                                                 4,866

COMMITMENTS AND CONTINGENCIES                                       --

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 50,000,000 shares
     authorized, 15,123,863 issued and outstanding                15,124
   Preferred stock, $0.001 par value; 1,000,000 shares
     authorized none outstanding                                    --
   Additional paid-in capital                                  6,097,989
   Deficit accumulated during the development stage           (9,205,144)
                                                             -----------
            Total stockholders' deficit                       (3,092,031)
                                                             -----------
                                                             $ 1,135,232
                                                             ===========


        The accompanying notes are an integral part of these statements.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                          Three months ended              Three months ended             From
                                                               July 31,                         July 31,             May 26, 2000
                                                     ----------------------------    ----------------------------       through
                                                         2004            2003            2004            2003        July 31, 2004
                                                     ------------    ------------    ------------    ------------    ------------
Revenue                                              $       --      $       --      $       --      $       --      $       --
                                                     ------------    ------------    ------------    ------------    ------------

Operating expenses
    Salaries, payroll taxes, and employee benefits        198,165         187,454         662,854         580,927       3,363,039
    Professional fees and consultants                      62,107          15,298          95,271         174,598       1,159,391
    Technology development consulting                     138,962          34,676         191,899          92,807         567,373
    Directors compensation through stock plan                --              --              --              --            95,000
    Rent                                                    8,000          12,000          32,000          33,000         240,305
    Provision for bad debts                                  --              --              --           149,000         590,000
    Travel and conventions                                 17,614            --            24,557          14,991         190,566
    Depreciation and amortization                           6,324           6,324          18,970          18,971         137,675
    Utilities                                               5,522           2,923          16,182          15,734          85,458
    Gain on transfer of license agreements                   --              --              --              --          (114,509)
    Write off of goodwill                                    --              --              --              --           958,628
    Other                                                  15,012           5,420          35,669          76,529         523,471
                                                     ------------    ------------    ------------    ------------    ------------

                                                          451,706         264,095       1,077,402       1,156,557       7,796,397
                                                     ============    ============    ============    ============    ============

             Operating loss                              (451,706)       (264,095)     (1,077,402)     (1,156,557)     (7,796,397)


Interest income                                              --              --              --              --             5,578
Legal Settlement                                             --              --           (97,400)           --           (97,400)
Gain on sale of stock, net                                   --              --              --              --           338,049
Interest and beneficial conversion expense               (179,010)       (113,844)       (376,121)       (345,462)     (1,580,988)
Expense for stock options on guarantee                       --              --           (69,120)           --           (69,120)
Minority interests                                           --              --              --              --            (4,866)
                                                     ------------    ------------    ------------    ------------    ------------

             Loss before income taxes                    (630,716)       (377,939)     (1,620,043)     (1,502,019)     (9,205,144)

Income taxes                                                 --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

            NET LOSS                                     (630,716)       (377,939)     (1,620,043)     (1,502,019)     (9,205,144)
                                                     ============    ============    ============    ============    ============

Loss per common share
    Basic and Diluted                                $      (0.04)   $      (0.06)   $      (0.16)   $      (0.25)

Weighted-average common and dilutive common
   equivalent shares outstanding
Basic and Diluted                                      15,081,896       6,138,379      10,348,539       5,994,345

        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                           For the period May 26, 2000
                      (inception) through October 31, 2000,
                 the years ended October 31, 2001, 2002 and 2003
                   and for the nine months ended July 31, 2004
                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                Preferred stock                  Common stock            Additional      during the
                                            --------------------------    --------------------------      paid-in       Development
                                             Shares        Amount           Shares          Amount        capital           Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 26, 2000 (inception)                --      $      --             --      $      --      $      --      $      --

Issuance of common stock                           --             --          640,610            641         85,685           --

Net loss for the period                            --             --             --             --             --         (129,778)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2000                        --             --          640,610            641         85,685       (129,778)

Issuance of Series A preferred stock            950,000            950           --             --          949,050           --

Issuance of common stock for acquisition
   of Videolocity, Inc.                            --             --        3,028,076          3,028        386,092           --

Provision for redemption value of
   preferred stock                                 --             --             --             --       (3,957,380)          --

Issuance of common stock for:
    Services                                       --             --           20,000             20         19,980           --
    Cash                                           --             --          610,000            610        499,390           --
    Stock incentive plans                          --             --            5,000              5          4,995           --
    Bonus interest and extensions of debt          --             --           15,000             15         74,985           --

Net loss for the year                              --             --             --             --             --       (2,379,623)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2001                     950,000            950      4,318,686          4,319     (1,937,203)    (2,509,401)

Redemption and cancellation of preferred       (950,000)          (950)       180,000            180      3,957,380           --
   stock

Cancellation of common stock                       --             --          (50,000)           (50)            50           --

Interest expense recognized on
   beneficial conversion feature on
   notes payable                                   --             --             --             --          303,900           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          148,500            149        132,493           --
    Conversion of debt                             --             --          355,000            355        354,645           --
    Services                                       --             --          419,871            419        444,453           --
    Stock incentive plans                          --             --          504,539            505        453,637           --

Net loss for the year                              --             --             --             --             --       (3,086,210)
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2002                        --             --        5,876,596          5,877      3,709,355     (5,595,611)
                                  (continued)

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                           For the period May 26, 2000
                      (inception) through October 31, 2000,
                 the years ended October 31, 2001,2002 and 2003
                   and for the nine months ended July 31, 2004

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                Preferred stock              Common stock         Additional     during the
                                           -----------------------   -------------------------     paid-in       Development
                                              Shares      Amount        Shares        Amount       capital          Stage
                                           ----------   ----------   -----------   -----------   -----------    -----------
Balance at October 31, 2002                      --           --       5,876,596         5,877     3,709,355     (5,595,611)


Issuance of common stock for:
    Bonus interest and extensions on debt        --           --         335,000           335        82,914           --
    Services                                     --           --          16,000            16           944           --
    Stock incentive plans                        --           --         119,400           119       169,847           --

Interest expense recognized on
   beneficial conversion feature on              --           --            --            --         120,000           --
   notes payable

Net loss for the period                          --           --            --            --            --       (1,989,490)
                                            ---------   ----------   -----------   -----------   -----------    -----------

Balance at October 31, 2003                 $    --     $     --       6,346,996   $     6,347   $ 4,083,060    $(7,585,101)

Issuance of common stock for:
    Stock incentive plans                        --           --         735,200           735       104,965           --

Net loss for the period                          --           --            --            --            --         (382,132)
                                            ---------   ----------   -----------   -----------   -----------    -----------
Balance at January 31, 2004                 $    --     $     --       7,082,196   $     7,082   $ 4,188,025    $(7,967,233)

Issuance of common stock for:
   Bonus interest and extensions on debt         --           --         611,500           612       128,089           --
   Services                                      --           --         300,000           300        59,700           --
   Stock incentive plans                         --           --          10,200            10        11,440           --
   Legal settlement                              --           --          80,000            80        22,320           --
Private placement                                --           --         500,000           500       224,500           --
Conversion of debt                               --           --       6,429,056         6,429     1,580,851           --

Issuance of stock options for guarantee          --           --            --            --          69,120           --

Net loss for the period                          --           --            --            --            --         (607,195)
                                            ---------   ----------   -----------   -----------   -----------    -----------
Balance at April 30, 2004                   $    --     $     --      15,012,952   $    15,013   $ 6,284,045    $(8,574,428)

Issuance of common stock for:
   Services                                      --           --          98,611            99        13,401           --
Stock incentive plans                            --           --          12,300            12        13,838           --

Issuance of stock options for services
   and loans                                     --           --            --            --         176,705           --

Fees related to equity distribution
   Agreement                                     --           --            --            --        (390,000)          --

Net loss for the period                          --           --            --            --            --         (630,716)
                                            ---------   ----------   -----------   -----------   -----------    -----------
Balance at July 31, 2004                    $    --     $     --      15,123,863   $    15,124   $ 6,097,989    $(9,205,144)
                                            =========   ==========   ===========   ===========   ===========    ===========




         The accompanying notes are an integral part of this statement.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                      From
                                                                     For the nine months ended    May 26, 2000
                                                                             July 31,              (inception)
                                                                    --------------------------       Through
                                                                       2004            2003      July 31, 2004
                                                                    -----------    -----------    -----------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                     $(1,620,043)   $(1,502,019)   $(9,205,144)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                            --             --            4,866
             Provision for bad debts                                       --          149,000        590,000
             Write off of goodwill                                         --             --          958,628
             Gain on sale of investment stock                              --             --         (338,049)
             Gain on transfer of license                                   --             --         (114,509)
             Depreciation and amortization                               18,970         18,971        137,679
             Interest expense recognized on beneficial conversion          --          120,000        423,900
             Issuance of common stock under stock plans                 131,000         28,115        759,671
             Issuance of common stock for services                       73,500           --          539,769
             Issuance of common stock for interest                      128,701         83,249        419,592
             Options issued on guarantee, services, and loans           245,825           --          245,825
             Issuance of common stock for legal settlement               22,400           --           22,400
             Changes in assets and liabilities
                Other assets                                            (86,280)      (130,258)      (190,499)
                Accounts payable and accrued liabilities                176,497        259,954        680,429
                Accrued interest                                         75,317        161,631        451,812
                                                                    -----------    -----------    -----------

                  Total adjustments                                     785,930        690,662      4,591,514
                                                                    -----------    -----------    -----------

                  Net cash used in operating activities                (834,113)      (811,357)    (4,613,630)
                                                                    -----------    -----------    -----------
    Net cash flows from investing activities -
       Investment stock and licenses, net                                  --             --          555,791
       Increase in notes receivable                                        --             --         (600,000)
       Purchase of property and equipment                               (20,383)        (1,931)      (140,378)
                                                                    -----------    -----------    -----------

                  Net cash flows used in investing activities           (20,383)        (1,931)      (184,587)
                                                                    -----------    -----------    -----------

    Cash flows from financing activities
       Increase in notes payable                                        610,000        790,000      3,764,800
       Proceeds from lease                                              357,000           --          357,000
       Payments on lease                                                (85,437)          --          (85,437)
       Proceeds from issuance of common stock                           225,000           --        1,024,306
                                                                    -----------    -----------    -----------

                  Net cash provided by financing activities           1,106,563        790,000      5,060,669
                                                                    -----------    -----------    -----------
                  Net increase (decrease) in cash                       252,067        (23,288)       262,452

Cash at beginning of period                                              10,385         31,297           --
                                                                    -----------    -----------    -----------
Cash at end of period                                               $   262,452    $     8,009    $   262,452
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

Noncash investing and financing activities
------------------------------------------
During the nine months ended July 31, 2004 the Company entered into a capital lease that resulted in an increase of property and equipment totaling $606,073. Additionally, the Company converted $1,370,000 of notes payable and $217,280 of accrued interest payable into common stock. During the three months ended July 31, 2004, the company issued a convertible compensation debenture totaling $390,000 in exchange for fees related to an equity distribution agreement.

        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. (the Company) as of July 31, 2004 and for the three and nine months ended July 31, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three months and nine months ended July 31, 2004 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2003. The results of operations for the three months and nine months ended July 31, 2004 may not be indicative of the results that may be expected for the year ending October 31, 2004.

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

At July 31, 2004, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company had no revenue from its planned principal operations.

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

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - NET EARNINGS (LOSS) PER SHARE

Basic  Earnings  (Loss) Per Share (EPS) are  calculated by dividing net earnings
(loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes J, K, L, and N are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

NOTE F - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was approximately $223,000 for the three months ended July 31, 2004 (563,000 for the nine months ended July 31, 2004).

As of July 31, 2004, the Company had net operating loss carryforwards for tax reporting purposes of approximately $8,154,000 expiring through 2024.

NOTE G - NOTE RECEIVABLE

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at $15,000 at July 31, 2004. As of April 30, 2004, the Company has recorded an allowance for bad debt totaling $590,000 against the note receivable. The Company started a legal action against Merit Studios, Inc. toward collection of the note receivable. On May 29, 2003, the Company was awarded a summary judgment against Merit Studios, Inc. totaling approximately $673,000 plus reasonable costs and attorneys fees to collect. (Note M)

NOTE H - OTHER ASSETS

At July 31, 2004, other assets consisted of the following:


         Non trade receivables                        $       6,663
         Prepaid services                                    60,000
         Promissory loan fee  (Note M)                      100,000
                                                       ------------

                                                      $     166,663
                                                       ============

Long term other assets consists of a deposit required under a capital lease totaling $23,836.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - PROPERTY AND EQUIPMENT

At July 31, 2004, property and equipment and estimated useful lives consist of the following:

                                                      Amount      Years
                                                    ----------  ---------

         Equipment                                 $   140,379    3-5
         Equipment under capital lease                 606,073    3-5
                                                    ----------
                                                       746,452
         Less accumulated depreciation
           and amortization                             74,171
                                                    ----------

                                                   $   672,281
                                                    ==========

NOTE J - NOTES PAYABLE

The Company originated approximately $460,000 in non-interest bearing notes payable during the three months ended July 31, 2004. Of the total, $60,000 ($10,000 of which was received by the Company as of July 31, 2004) is convertible at $0.72 per share and the holder was granted the option to purchase 120,000 shares of Videolocity common stock at $0.72 through the second anniversary of the agreement. The remaining $400,000 was issued with the option to purchase 400,000 shares of Videolocity common stock at $0.77 per share through the third anniversary of the agreement. The $400,000 promissory note is payable on demand five days after the Company has secured and received a minimum of one million in debt or equity funding. The value of the options granted is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model. Expense was recognized at the time the options become exercisable.

At July 31, 2004 the Company has notes payable totaling $2,039,800 due to various individuals and companies including $125,000 to current related parties including Board of Directors and Management. Of the total, $1,264,800 is written at 8 percent simple interest and $775,000 has no stated interest rate. Interest has been imputed from the date of issuance on all non-interest bearing notes payable. Of the total notes payable $602,800 is convertible at the option of the debt holder in the following amounts: $177,800 is convertible at $1.00 per share, $10,000 is convertible at $0.72 per share, $85,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share. The notes payable have maturities as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003, $729,800 matured during August 2003, $25,000 matured during November 2003, $690,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $10,000 is due December 2004, and $100,000 has no set maturity and is payable until paid in full (Note R).

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - NOTES PAYABLE (continued)

The Company has outstanding options to purchase Company stock under certain of the notes originated in the following amounts: 400,000 shares at $0.77, 120,000 shares at $0.72, 20,000 shares at $0.50, 100,000 shares at $0.25, 302,000 shares at $0.20. All options granted in conjunction with new notes payable were granted at or above fair market value on the date the notes payable were originated. Where necessary, the value of the options granted is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model. Expense is recognized at the time the options become exercisable.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $235,000 to current related parties. During the nine months ended July 31, 2004, the Company converted a total of $535,000 of notes payable under the UCC-1 into common stock of the Company including $100,000 to current related parties. As of July 31, 2004 there remains a total of $965,000 of notes payable under the UCC-1. The notes payable under the UCC-1 have maturities under the UCC-1 as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003 and $480,000 matured during August 2003 (Note R).

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

The following is a schedule by year of future minimum payments under long term obligations, together with the present value of the net payments as of July 31, 2004:
                                          Equipment       Cash        Total
                                          ----------   ----------   ----------
2004                                      $   45,003   $   26,508   $   71,511
2005                                         180,011      106,033      286,044
2006                                         180,011      106,033      286,044
2007                                         180,011      106,033      286,044
2008                                          60,004       35,344       95,348
                                          ----------   ----------   ----------
Total minimum payments                       645,040      379,951    1,024,991
Less amount representing interest             92,734       54,621      147,355
                                          ----------   ----------   ----------
Present value of net minimum payments        552,306      325,330      877,636
Less current portion                         137,261       80,856      218,117
                                          ----------   ----------   ----------
Long-term portion                         $  415,045   $  244,474   $  659,519
                                          ==========   ==========   ==========

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified people to serve as key employees. Awards made under the plan shall be in plan units and each unit can be convertible, at the option of the participant, into one share of the Company's common stock after the vesting requirement has been satisfied. The Company reserved 1,000,000 common shares that can be issued under the plan. As of July 31, 2004, the Company has 978,384 plan units that have been awarded under the plan. Of the total awarded, 918,784 plan units have met the vesting requirement and have been converted to common stock and 59,600 plan units are subject to additional vesting requirements. During the three months ended July 31, 2004 the Company issued 12,300 shares of common stock in exchange for vested plan units resulting in compensation expense of approximately $13,850.

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

Additionally, during December 2003, as an incentive and to retain current key individuals, the Board of Directors approved a total of 9,200,000 options to purchase stock outside of the plans to employees and directors that vest at various times through FY 2004. The options were issued pursuant to the Restated Articles of Incorporation approved by a majority of the stockholders on November 15, 2000. The Restated Articles of Incorporation authorizes the Board of Directors to issue, from time to time, without any vote or other action by the stockholders, of any or all shares of the Corporation of any class at any time authorized, and any securities convertible into or exchangeable for such shares, in each case to such persons and for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine, provided that the consideration for the issuance of shares of stock of the corporation.

                Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - STOCK INCENTIVE PLANS (continued)

                                   Three months      Three months        Nine months      Nine months
                                       ended             ended              ended            ended
                                     July 31,          July 31,           July 31,         July 31,
                                       2004              2003               2004              2003
                                   -------------     ------------       -------------     ------------
Net earnings (loss):
As reported                        $( 652,382)       $( 377,939)       $ (1,641,709)       $(1,502,019)
Proforma                           $( 816,198)       $( 377,939)       $ (2,236,145)       $(1,502,019)

Basic earnings (loss) per share:
As reported                           $(0.04)           $(0.06)            $(0.16)           $(0.25)
Pro forma                             $(0.05)           $(0.06)            $(0.22)           $(0.25)

Diluted earnings (loss) per share:
As reported                           $(0.04)           $(0.06)            $(0.16)           $(0.25)
Pro forma                             $(0.05)           $(0.06)            $(0.22)           $(0.25)


For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option's vesting period. The weighted-average fair value of stock options granted was $0.13 for the shares granted during the nine months ended July 31, 2004. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                        For the nine months ended
                                        -------------------------
                                         July 31,      July 31,
                                           2004          2003
                                        ----------    ----------
Risk-free interest rate                      2.5%          3.6%
Dividend yield                                 0%            0%
Volatility factor                            .59           .59
Expected option term life in years           2.5           2.1

The following table summarizes stock option activity for the nine months ended July 31, 2004:

                Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - STOCK INCENTIVE PLANS (continued)

                         Shares subject Weighted-average
                            to options exercise price

                                         Shares subject      Weighted-average
                                           to options         exercise price
-------------------------------       -------------------  -------------------
Outstanding at October 31, 2003              94,700             $   1.04
  Granted                                 9,955,000             $   0.13
  Exercised                                (735,200)            $   0.14
  Forfeited                                      (-)            $      -
-------------------------------       -------------------  -------------------

Outstanding at January 31, 2004           9,314,500             $   0.14
  Granted                                         -             $      -
  Exercised                                 (10,200)            $   1.12
  Forfeited                                      (-)            $      -
-------------------------------       -------------------  -------------------

Outstanding at April 30, 2004             9,304,300             $   0.14
  Granted                                         -             $      -
  Exercised                                 (12,300)            $   1.12
  Forfeited                                  (2,400)            $      -
-------------------------------       -------------------  -------------------

Outstanding at July 31, 2004              9,289,600             $   0.14
-------------------------------       -------------------  -------------------


Exercisable at April 30, 2004             9,200,000             $   0.13
-------------------------------       -------------------  -------------------


Options outstanding at January 31, 2004 had a weighted-average remaining contractual life of 4.4 years and exercise prices ranging from $0.13 to $1.50 per share.

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company is engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

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

Redeemable Preferred Stock

During December 2000, the Company issued 950,000 shares of series A preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, the Company exchanged 600,000 of the outstanding series A preferred shares for 180,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, the Company reached a settlement agreement on the redeemable preferred stock. The settlement agreement included the Company issuing 80,000 shares of common stock and total payments of $70,000, payable as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. As of July 31.2004 the Company has a remaining balance on the settlement of $40,000.

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

After weeks of delays and promises regarding funding, the privately held company signed an addendum to the original note promising funding of the note by September 19, 2003. When the funding was not met according to the addendum, the privately held company signed a second addendum promising funding of the note by November 10, 2003. After months of delays, and the privately held company not fulfilling the terms of the original agreement and/or the signed addendums the Company filed a multi count civil complaint against the privately held company. The $100,000 fee is included in other assets at July 31, 2004 pending outcome of the complaint. Management, based on the advice of legal counsel, believes that at a minimum the $100,000 is recoverable in its action against the privately held company. The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. This motion to dismiss was denied by the Court on March 12, 2004.

NOTE N - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE

The Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. The agreement was completed in May 2004. Pursuant to the terms of the funding agreement with Cornell Capital, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of the company's common stock in amounts up to $350,000 per drawdown and up to $1 million per month to a maximum of $20

                Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE
         (continued)

million over the 24 months following the effective date. The effective date of the agreement is the date that the Securities and Exchange Commission first declares a registration statement effective registering the resale of the securities. The drawdowns are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The equity drawdowns are entirely at Videolocity's discretion and the agreement does not require minimum drawdowns. The Company filed a SB-2 on July 9, 2004 to register shares pursuant to the agreement. The SB-2 was declared effective by the Securities and Exchange Commission on July 22, 2004.

As consideration for Cornell to enter into the agreement, the Company issued a $390,000, 5% convertible debenture. The principal and interest are due during May 2007. At the Company's option, the principal and interest due can be repaid or converted to common stock at a rate of 250% of the current closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P. or 100% of the lowest closing bid price of the Company's common stock for the three trading days immediately preceding the conversion date. At the holder's option, they may convert to the Company's stock until paid in full. The Company may redeem all or a portion of the outstanding principal at a redemption price of 120% multiplied by the portion of the principal sum being redeemed plus any accrued and unpaid interest.

NOTE O - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Current officers and directors have made 8.0 percent loans to the Company totaling approximately $125,000. Additionally, the Company has accounts payable totaling approximately $58,000 due to a director. As of July 31, 2004, Directors and Executive Officers of the Company hold approximately 14 percent of the outstanding shares.

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

NOTE R - SUBSEQUENT EVENTS

Notes Payable

As of September 13, 2004 approximately $1,239,800 of notes payable are past due. Management is currently in discussions with certain note holders pursuing extensions and/or conversions.

                Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Standby Equity Distribution Agreement

During September 2004, the Company drew down $40,000 on our Standby Equity Distribution Agreement which resulted in the Company issuing 140,746 shares of common stock.

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

Plan of Operation

General

We are a development stage technology company that is committed to continued development and marketing of innovative, high quality, cost effective systems to build future ongoing revenue streams. We are currently, and intend to remain a technology company. We have developed proprietary technologies that reduce bandwidth requirements for numerous applications of digital content. We are currently using advanced proprietary technologies to transmit streaming video at speeds of 1Mbps or less. We have the technological capacity to enter into a variety of markets that include hospitality, healthcare, residential, security and corporate training with currently developed technologies.

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

We have started to actively market our Digital Entertainment System(TM) (DES(TM)). DES(TM) is a complete digital entertainment system using our proprietary technologies to deliver video on demand streaming at 1Mbps or less, full screen, in like DVD quality. In addition to video content viewing, DES(TM) provides high-speed Internet access, digital music on demand, games, full Web surfing and a variety of e-commerce applications as well as customer specific informational and educational content. The Videolocity DES(TM) can be deployed in closed network environments such as hotels, timeshare condominiums, hospitals, and assisted living facilities, or over wide area networks serving intelligent communities, residences and personal digital assistants (PDAs). The Videolocity DES(TM) is currently available using Wireless 802.11 WAN/LAN, Fiber, Satellite, Ethernet or DSL network architectures. We tailor the user interface and content offering specifically to each market segment and to each customer within that market segment. Our overall delivery system design, hardware components and software applications remain identical, or only slightly modified to accommodate larger user bases and/or infrastructures. This gives us the ability to customize the feature settings and tailor the local content offering to the specific audiences for each market segment.

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

We intend to use our existing capital, together with proceeds from prospective future financings, to continue marketing and deployment of our DES and to fund development of new technologies and enhancements of existing proprietary technologies. Management estimates that minimum expenses to carry out our business plan during the next twelve months will be approximately $2.6 million, consisting of $1.45 million in payroll, payroll taxes, employee health insurance and other related employee costs including the hiring of additional personnel, $160,000 for office rent, utilities, and related costs, and $310,000 for marketing and related expenses, and $330,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be a minimum of approximately $350,000 during the next twelve months. We will also incur substantial additional costs in connection with the manufacture and deployment of DES. Management further estimates that such costs will be a minimum of $10 million, but we are optimistic that we will be able to cover most of those costs from future long-term lease financing.

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

We anticipate generating future revenues from the delivery of video and other content as well as high-speed Internet access to the end users of our DES(TM). Management believes that we will begin to realize revenues during our fourth quarter of 2004 from our first installations started during the third quarter of 2004, from contracts currently in place and contracts currently being negotiated with hotel and healthcare properties.

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

During May we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. We anticipate that this agreement will provide us with adequate working capital for at least the next 24 months. Under the equity distribution agreement, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20 million over a 24-month period. There is no minimum draw down although we may draw-down up to four times per month at a maximum $350,000 per draw and a maximum of $1 million per month. The draw-downs are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The 24-month term commences on the effective date of the registration statement. The registration statement was declared effective by the Securities and Exchange Commission on July 22, 2004. The purchase price of the shares will be 98% of the lowest closing bid price of our common stock during the five consecutive trading days immediately following receipt of notice of our intent to make a draw.

Without drawing against the standby equity distribution agreement and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will be sufficient to fund our cost of operations for approximately the next month and that we must obtain additional financing during that time in order to continue operations.

Liquidity and Capital Resources

During the three months ended July 31, 2004, our total current assets increased approximately $3,800 and total assets increased approximately $18,000 from approximately $1,117,000 to approximately $1,135,000. The increase in current assets is primarily due to our receiving operating capital from $410,000 in new notes payable less operational expenses for the quarter. The increase in the remaining assets is due to approximately 23,000 in equipment purchases.

During the three months ended July 31, 2004, total current liabilities increased from approximately $2,691,000 to approximately $3,173,000. This net increase totaling approximately $482,000 to our current liabilities is attributed primarily to $410,000 of new notes payable. Accrued expenses and accounts payable combined increased by approximately $38,000 and accrued interest increased by approximately $31,000 during the three months ended July 31, 2004. Long term liabilities were increased by $390,000 with the issuance of a debenture as compensation for the signing of a $20 million Standby Equity Distribution Agreement.

A total of $460,000 in non-interest bearing notes payable was originated during the three months ended July 31, 2004, of which, $410,000 of the total was received during the three months ended July 31, 2004. The total amount borrowed is being used for general operational expenses. $10,000 of the new notes payable is convertible at $0.72 per share which was the market value of our common stock on the date of origination. $60,000 of the notes are payable during December 2004 and the remainder of the notes have no set maturity date and are payable until paid in full or when the Company receives $1 million in debt or equity funding. Interest has been imputed on all non-interest bearing notes payable from date of origination.

Results of Operations

To date, we have not realized revenues from our operations. For the three months ended July 31, 2004, operational expenses increased approximately $188,000, or approximately 71%, as compared to the three months ended July 31, 2003. This is attributed primarily to an increase in consulting expenses of approximately $104,000, due to working on enhancements of our existing technologies, and to consultants hired in conjunction with our initial installation of DES(TM). Also contributing to the increase in expenses was an increase in professional fees of approximately $47,000, resulting from increased legal and accounting fees associated with filing a registration statement on our standby equity distribution agreement, and working with a consultant for additional content for our DES(TM). We also had an increase in our non operating expenses of approximately $65,000, which included additional interest expense recorded for the issuance of detachable options with notes payable combined with interest from a capital lease and compensation debenture that the Company did not have in the prior year.

For the nine months ended July 31, 2004, operational expenses decreased approximately $79,000, or approximately 7%, as compared to the nine months ended July 31, 2003. This is attributed primarily to a decrease in consulting expenses of approximately $79,000, as management of the company internalized certain functions to reduce professional fees, and a decrease in provision for bad debts of $149,000. Professional fees and consultant expenses were higher in the three months ended July 31, 2004, even though they decreased substantially in the nine months ended July 31, 2004 as compared to the nine months ended July 31, 2003. The increase in the third quarter was related to additional fees incurred for filing a registration statement. The decreases were off-set by increases to technology consulting of approximately $99,000 from enhancements being made to our existing technologies, and consultants hired in combination with our initial installation of DES(TM). We also had an increase in our non operating expenses of approximately $197,000 during the nine months ended July 31, 2004 as compared to the nine months ended July 31, 2003. The increase was primarily due to expenses related to a legal settlement and expenses related to issuance of options for a guarantee of our capital lease by a unrelated company.

Management anticipates that as we scale up the installation of our DES(TM), our expenses will increase proportionately. Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance

Net Operating Loss

As of April 30, 2004, we have, together with our subsidiaries, accumulated a net operating loss carryforward of approximately $8,154,000, with an operating loss tax benefit of approximately $3,041,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the realization of the future tax benefit cannot be established. The net operating loss will expire through 2024.

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

                                     PART II

Item 1. Legal Proceedings

During December 2000 we issued 950,000 shares of preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, we exchanged 180,000 shares of our common stock for 600,000 shares of the preferred stock. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, we reached a settlement agreement which included our issuing 80,000 shares of common stock and payments totaling $70,000 as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. As of July 31, 2004 we have a remaining balance of $40,000.

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

After weeks of delays and promises regarding funding, the privately held company signed an addendum to the original note promising funding of the note by September 19, 2003. When the funding was not met according to the addendum, the privately held company signed a second addendum promising funding of the note by November 10, 2003. After months of delays, and the privately held company not fulfilling the terms of the original agreement and/or the signed addendums we filed a multi count civil complaint against the privately held company. The $100,000 fee is included in other assets at April 30, 2004 pending outcome of the complaint. Management, based on the advice of legal counsel, believes that at a minimum the $100,000 is recoverable in its action against the privately held company. The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. This motion to dismiss was denied by the Court on March 12, 2004.

We are engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended April 30, 2004,  we issued an aggregate of 110,911
shares  of  common  stock.   Of  that  total,   98,611  shares  were  issued  as
consideration for services provided to the Company.

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

Additionally, during the three months ended July 31, 2004 we issued 12,300 shares to employees under the Videolocity, Inc. 2000 Stock Incentive Plan. These shares were subject to a registration statement filed with the SEC on July 31, 2001.

Item 3. Defaults Upon Senior Securities

On February 6, 2003 we received a formal notice of default from ISOZ, LC regarding our $215,000 in notes payable to ISOZ, LC. As of September 13, 2004 we are in default on notes payable due to ISOZ, LC. totaling $215,000 and current accrued interest of approximately $54,000.

Our notes payable have maturities or have been extended as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003, $729,800 matured during August 2003, $25,000 matured during November 2003, $690,000 is callable on demand when we have secured between $1 million and $5 million in new debt or equity funding, 10,000 matures during December 2004, and $100,000 has no set maturity and is payable until paid in full. As of September 13, 2004, we had a total of $1,239,800 in notes payable that are past due. We are actively pursuing extensions and/or conversions on the notes payable.

Item 4. Submissions of Matters to a Vote of Security Holders

During the quarter ended July 31, 2004, the Board of Directors approved for submission to the Company's shareholders an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 and the number of authorized shares of preferred stock from 1,000,000 to 5,000,000. The Company did not solicit proxies and made the proposal as of July 31, 2004 to shareholders holding at least a majority of the outstanding shares. As of September 16, 2004, the Company has received written consent representing approximately 55 percent, or 8,309,974 shares of common stock, out of 15,123,863 shares issued and outstanding at July 31, 2004. Action will be taken based on the written consent of shareholders as soon as administratively possible.

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

Exhibit 31.2      Certification of CFO Pursuant to Section 302
                  of the Sarbanes-Oxley Act of 2002


Exhibit  32.1     Certification  of CEO  Pursuant  to 18
                  U.S.C.  Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


Exhibit  32.2     Certification  of CFO  Pursuant  to 18
                  U.S.C.  Section 1350, as Adopted  Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed a current report on Form 8-K on May 6, 2004 reporting under Item 9 "fair disclosure", the signing of a Standby Equity Distribution Agreement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         VIDEOLOCITY INTERNATIONAL, INC.





BY:  /S/  ROBERT E. HOLT
     ------------------------------------
          ROBERT E. HOLT
          President and Director
          Date:  September 20, 2004



BY:  /S/  CORTNEY TAYLOR
     ------------------------------------
          CORTNEY TAYLOR
          Chief Financial Officer
          (Principal accounting Officer)
          Date:  September 20, 2004