Form 10KSB
period 2004-10-31
VIDEOLOCITY INTERNATIONAL INC
filed 2005-02-14
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2004

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
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.

                 1762A Prospector Avenue, Park City, Utah 84060
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (435) 615-8338

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State the issuer's revenues for its most recent fiscal year. $ 10,225

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $1,479,581 ($0.135 per share on February 14, 2004 and 10,959,860 shares held by non-affiliates).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding as of February 14, 2005
-----------------------------               -----------------------------------
Common Stock, $.001 par value                           17,970,534

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format.   Yes [ ]      No [X]


                         VIDEOLOCITY INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                     PART I

Item 1.       Description of Business...........................................   3

Item 2.       Description of Property...........................................  18

Item 3.       Legal Proceedings.................................................  18

Item 4.       Submission of Matter to a Vote of Security Holders................  19

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters..........  19

Item 6.       Management's Discussion and Analysis or Plan of Operation.........  22

Item 7.       Financial Statements..............................................  26

Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  26

Item 8A.      Controls and Procedures...........................................  26

Item 8B.      Other Information.................................................  27

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control persons;
                 Compliance with Section 16(a) of the Exchange Act..............  27

Item 10.      Executive Compensation............................................  29

Item 11.      Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters...............................   32

Item 12.      Certain Relationships and Related Transactions....................  33

Item 13.      Exhibits..........................................................  33

Item 14.      Principal Accountants Fees and Services...........................  36

              Signatures........................................................  37

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

We are capable of providing a wireless system and also offer a parallel system over wire using fiber architectures. Our DES is available on either a Microsoft or Linux operating system in a stand-alone set top box. The flexible, highly customizable and fully scalable delivery platforms combined with advanced embedded software applications allow for full remote system upgrades and easy updates of content and/or system enhancements. Our DES permits viewers to select from an extensive library of movie titles, informational/educational content and view their selections on their television screens, lap top computers or PDAs. Content is owned by third parties, such as movie studios, and will be paid for on a revenue share basis when DES is deployed and operating commercially. All content is protected through our proprietary encryption and encoding process, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast.

Business Developments

     During 2001, we developed a Digital Entertainment System that delivers true video-on-demand streaming at 1Mbps or less achieving near DVD quality over Ethernet, DSL, or Wireless WAN and LAN network architectures. DES is a total system for the delivery of specific digital content, including video, application specific information and educational material to individuals, residents, hotel guests, and also patients and attendants in the healthcare industry. We offer streaming video-on-demand technologies that permit viewers to select from an extensive library of movie titles and informational/educational content. Users can view their selections on their television screens, on-demand.

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

Patents

     Videolocity holds one utility patent application that encompasses five previously filed provisional patents and has related foreign patent applications pending. The inventions claimed in those patents and patent applications cover aspects of Videolocity's current and possible future products, and related technologies.

     We have obtained U.S. federal trademark registration for the Videolocity word mark and the DES logo mark. We have pending registrations for five other related marks in the U.S. We believe that establishment of the Videolocity and DES marks in the U.S. are material to our operations. Videolocity has also applied for or obtained registration of the Videolocity mark and other marks in several other key countries and within Europe. Videolocity has several additional inventions and processes, as well as, several related trademarks that it intends to file applications for in the near future.

     We have obtained U.S. federal trademark registration for the Videolocity word mark and the DES logo mark. We have pending registrations for five other related marks in the U.S. We believe that establishment of the Videolocity and DES marks in the U.S. are material to our operations. Videolocity has also applied for or obtained registration of the Videolocity mark and other marks in several other key countries and within Europe. Videolocity has several additional inventions and processes, as well as, several related trademarks that it intends to file applications for in the near future.
Strategic Partnerships/Suppliers

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

     To date we have marketed our products to the hospitality and healthcare industries as well as some telecommunications companies and cable TV companies. Marketing efforts have been limited to North America. Our marketing includes live demonstrations on site and presentations at conference and trade show exhibits. We have budgeted approximately $310,000 for marketing expenses including personnel which will provide for our marketing efforts for the next year. The funding for our marketing strategy and other operations will come from draws on our Standby Equity Agreement or sought in the form of additional debt or equity funding and/or credit lines.

Competition/Industry Overview

     We believe that the market for our products represents a combination of several large existing and rapidly expanding target areas. Broadband delivery into hotels, resorts, retirement homes, universities, hospitals, extended stay facilities and residential communities enables us to deliver content to many diverse market segments. According to USA Today, there is an $8.2 billion per year existing market in video rentals that can be served through alliances with existing video distribution channels. There is also a strong potential for strategic alliances and partnerships with network and content providers such as telecommunications companies, cable companies, and Internet/Broadband based content providers.

     With such a large and dynamic market Videolocity does not require significant market penetration in any specific market segment in order to become a successful enterprise. Because of the incremental scalability of the Videolocity business model, relatively small percentages in any number of the potential market categories could result in a profitable scenario. These multiple markets also help mitigate risk from competition or technological changes that could potentially affect any single market segment.

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

     Because our cost for deployment is far less on a per location basis than other existing technologies, we believe we are ideally suited for the mid-range and low-range markets. Present competition mainly comes from cable TV or satellite pay-per-view services that currently lack the ability to provide true video-on-demand, broadband access or easily navigated Internet access. Competition in the hospitality sector comes mainly from LodgeNet, On-Command and Hospitality Networks. According to published information from their respective websites, On-Command currently has more than 1,000,000 hotel rooms worldwide. Both companies are deploying systems that use high bandwidth formats while Videolocity uses a more efficient format. The Videolocity DES is more efficient as it uses a higher compression algorithm that requires less bandwidth and storage space to provide the same or greater quality. This type of system is readily available for purchase and represents the competition's main technology compared to our DES. Comparable cost for these systems typically starts at approximately $150,000 to $200,000, not including set-top-boxes. The equivalent for our system would be approximately $35,000-45,000. Our pricing advantage is based on using commercially available servers using our software-based technologies versus having to deploy expensive proprietary hardware based server systems. Additionally, our higher compression ratios reduce storage requirements with the higher compression algorithm.

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

Backlog

     To date, the Company has secured three contracts to install our DES. On October 18, 2002 we signed an agreement with Western States Lodging which will encompass three hotels and approximately 255 rooms. On November 13, 2002 we signed an agreement with Hotel Park City that includes 54 suites. On December 9, 2002 we signed an agreement with Hotel San Remo Casino & Resort in Las Vegas, Nevada that totals approximately 713 rooms. The terms of each of the contracts are similar including five-year terms, installation of our DES, providing content including Internet, and maintenance during the term of the contract.

     To date we have installed our DES into the Hotel San Remo Casino & Resort and have installed high-speed internet access into the 54 suites at the Hotel Park City. We currently have received the necessary equipment to deploy our DES into the Hotel Park City.

Regulation

     We are not required to obtain any government approval as a condition to marketing our video-on-demand systems. However, such systems are required to operate in compliance with applicable regulations of the Federal Communications Commission. We intend to operate in the unlicensed spectrum and will not need FCC licensing to deploy our DES. To date, all our hardware components have been FCC approved for intended use. We will also be subject to various federal, state and local laws that govern the conduct of our business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations.

Research and Development

     We have devoted the majority of our resources to developing technologies, conducting beta testing, engineering, supporting our wireless delivery platforms, and deploying infrastructures. For the past three years, we have spent substantial resources, approximately $3.7 million, to facilitate the engineering and technical development of our DES and beta testing it, both wired and wireless, at our facilities in Park City, Utah.

Historical Information

     We originally organized as a Nevada corporation on November 5, 1985 as Pine View Technologies, Inc. In 1987, we completed a public offering of 3,965,610 shares of common stock at an offering price of $0.033 per share, from which we realized net proceeds of approximately $103,000. On December 4, 2000, Videolocity International, Inc. (formerly Pine View Technologies, Inc.) acquired Videolocity, Inc., a Nevada corporation, pursuant to an Agreement and Plan of Reorganization dated November 15, 2000. In connection with the transaction, we issued 3,028,076 shares of our common stock to the shareholders of Videolocity, Inc. We also sold 610,000 shares of our common stock for $500,000 pursuant to a private placement that was conducted subject to the completion of the acquisition and was closed immediately following the transaction. As a result of the acquisition, we had a total of 4,278,686 shares of common stock issued and outstanding, of which 640,561 shares, or approximately 15%, were held by our shareholders prior to the merger, 3,028,076 shares, or approximately 71%, were held by former shareholders of Videolocity, Inc., and 610,000 shares, or approximately 14%, were held by purchasers in the private placement. At the closing of the acquisition, the former management of Videolocity (formerly Pine View Technologies, Inc.) resigned and the persons nominated by Videolocity, Inc. were elected as the new directors of Videolocity International, Inc. The transaction was recorded as a recapitalization with the Company being the legal survivor and Videolocity Inc. being the accounting survivor. Videolocity, Inc., the accounting survivor, was organized under the name Moviesonline, Inc on May 26, 2000 for the purpose of developing and marketing systems for the delivery of video and other content to end users on demand. Prior to our acquisition, Videolocity Inc. conducted research in the video-on-demand industry, developed a business plan, assembled an experienced management team, acquired rights to proprietary technology, and raised approximately $519,000 as initial working capital through the private placement of common stock.

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

     On July 1, 2002 we amended our articles of incorporation decreasing our authorized capitalization to 50,000,000 shares of common stock, par value $0.001, and 1,000,000 shares of preferred stock, par value $0.001. During 2004, the Board of Directors approved for submission to the Company's shareholders an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 and the number of authorized shares of preferred stock from 1,000,000 to 5,000,000. The Company made the proposal as of July 31, 2004 to shareholders holding at least a majority of the outstanding shares. As of September 16, 2004, the Company had received written consent representing approximately 55 percent, or 8,309,974 shares of common stock, out of 15,123,863 shares issued and outstanding at July 31, 2004. The Company is currently filing the appropriate documentation based on the written consent of the shareholders.

Significant Events

     Contracts

     To date, the Company has secured three contracts to install our DES. On October 18, 2002 we signed an agreement with Western States Lodging which will encompass three hotels and approximately 255 rooms. On November 13, 2002 we signed an agreement with Hotel Park City that includes 54 suites. On December 9, 2002 we signed an agreement with Hotel San Remo Casino & Resort that will total approximately 713 rooms. To date, we have installed DES into the Hotel San Remo Casino & Resort and high-speed Internet access into the 54 suites at the Hotel Park City.

     Letters of Intent

     We have signed two letters of intent with organizations desiring to license our DES and related technologies with several other organizations reviewing licensing agreements. On December 13, 2004 we signed a letter of intent with South Dakota-based Sisseton-Wahpeton Oyate of the Lake Traverse Reservation. The LOI entails Videolocity providing DES technology to install in tribal hotels, casinos and communities. The LOI represents a continuation of the proposal discussed by the parties to enter into a definitive OEM agreement. On December 15, 2004, we signed a letter of intent with Air2Data for a licensing and revenue sharing agreement to provide Air2Data's existing and potential customers with Videolocity's DES.

     UCC-1 and Secured Notes

     On July 30, 2001 our Board of Directors authorized the borrowing of $750,000 in 60 day secured notes bearing 8% simple interest. The notes are secured by an assignment and collateral pledge of 100% of the outstanding stock of our subsidiary, Videolocity Technologies, Inc. (5 million shares), which holds our Patent Applications. On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000, as security, in exchange for an extension of maturity dates on the notes payable to September 2002. The filing included the original $750,000 together with $300,000 due to WAJ Enterprises LLC, and also included $450,000 to be named. A total of $235,000 of the secured notes were with current Board of Director members Larry McNeill ($135,000) and Bennie L. Williams ($100,000). During the year ended October 31, 2004 $535,000 of the total was converted to common stock of the Company which included $135,000 to current Board of Director member Larry McNeill.

     The remainder of the secured notes totaling $965,000 remains outstanding as of the date hereof. The secured notes payable have maturities or the Company has obtained extensions on the notes payable under the UCC-1 as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003, and $480,000 matured during August 2003.

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

     Of the total borrowed during 2002, $562,800 was convertible into stock at the option of the debt holder as follows: $412,800 was convertible at $1.00 per share and $150,000 was convertible at $0.20 per share. The conversion amount was less than the market price of the stock on the date of issuance and was convertible from the date of issuance which resulted in a beneficial conversion feature. The beneficial conversion feature was recorded as an additional noncash charge to interest expense and was recognized in the period when the debt became convertible. For the year ended October 31, 2002 the beneficial conversion feature resulted in an increase to interest expense of $303,900. During 2002, approximately $355,000 of the original amounts that were convertible at $1.00 per share were converted to common stock.

     The Company originated approximately $950,000 in non-interest bearing notes payable from 6 individuals and/or companies during the year ended October 31, 2003 with $750,000 of the total being convertible at the option of the debt holder. The conversion amount was less than the market price of the stock on the date of issuance for $400,000 of the notes payable and was convertible from the date of issuance which results in a beneficial conversion feature. The beneficial conversion feature was recorded as an additional non-cash charge to interest expense and was recognized in the period when the debt became convertible. For the year ended October 31, 2003 the beneficial conversion feature resulted in an increase of interest expense of $120,000.

     The Company originated approximately $1,040,000 in notes payable during the year ended October 31, 2004 from 12 individuals and/or companies with $640,000 of the total non-interest bearing and $400,000 bearing interest at 12% simple interest. Of the total originated during the year ended October 31, 2004, $40,000 is convertible at $0.72 per share, $85,000 is convertible at $0.30 per share, and $80,000 is convertible at $0.25 per share. During the year the Company also converted approximately $1,370,000 of notes payable to common stock at the request of the note holder including $535,000 of the UCC-1 notes discussed above.

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

     Subsequently the decision of the Third Judicial District Court was set aside. On March 15, 2004, we reached a settlement agreement which included our issuing 80,000 shares of common stock and cash payments totaling $70,000 payable as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. As of October 31, 2004 we had a remaining balance of $25,000 and as of the date hereof we have a remaining balance of $10,000.

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

     We had no assurance that Merit Studios would be able to fulfill the cash obligation of $600,000 under its license repurchase agreement. However, because of the original and continued representations as to the accuracy concerning the "Wormhole" capabilities and the deployment dates of the "Wormhole" technology by Merit Studios to our Company, we have aggressively pursued the collection of the total amount due under the contract. To that end we filed a lawsuit for the collection of the $600,000. The successful recovery of the $600,000 will repay those sums we expended to Merit Studios and for the "Wormhole" technology.

     During June 2003 we received notification of a summary judgment from the Third District Court of Salt Lake County. The Court ordered that judgment be entered in the Company's favor totaling approximately $673,000 which includes the original note receivable plus accrued interest to date and some other small amounts. It was further ordered that the judgment shall be augmented in the amount of reasonable costs and attorney's fees in collecting the judgment. Our legal counsel is currently working on collection of the judgment.

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

Employees

     We presently have six full-time employees, two consultants, and one part-time consultant. We do not anticipate a need to hire additional high-level employees for the next several months. We do anticipate the need for additional marketing and sales support and additional administrative support staff. We do not anticipate that our employees will be represented by unions and consider our relationship with our employees to be good.

     We have entered into employment agreements with all officers that generally provides for payment of a base salary, bonus provisions upon receipt a minimum of four million in funding, a grant of plan units under the Videolocity, Inc. 2000 Stock Incentive Plan, the provision of medical insurance, vacation and other benefits, and contain other customary provisions.

     We have entered into an employment agreement with our President/CEO, Robert Holt that includes the following additional considerations:

     Pursuant to his employment agreement dated December 1, 2003, Mr. Holt is serving as our Chief Executive Officer and receives an annual base salary of $260,000. His employment has an initial term of three years ending November 30, 2006. Mr. Holt is entitled to 350,000 plan units under our 2000 Stock Incentive Plan, of which, to date, all have vested. In addition, Mr. Holt also received 4,500,000 options to purchase common stock of the Company at the market price on the date of grant, of which, to date, all have vested. Additionally, Mr. Holt is eligible to receive a $240,000 bonus as special consideration, for personal loss and liability, upon the Company securing a minimum of $4,000,000 in debt or equity funding.

     Non-Compete: During the term of his agreement with us and for one year after the expiration of Mr. Holt's agreement, the employee agrees to not:

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

     * a lump sum cash payment equal to one to two times the sum of the employee's annual base salary and the average of the annual bonuses paid to the employee for the two years prior

     * for up to two years after the termination date, continued health and medical insurance coverage; and

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

     We have a history of losses and anticipate future losses

     We have achieved only nominal revenues to date and we may not achieve or subsequently maintain profitability if anticipated revenues occur more slowly than we expect, or not at all. As of October 31, 2003, our accumulated deficit was approximately $7,585,000 and as of October 31, 2004 our accumulated deficit was approximately $9,743,000. We expect to continue to incur significant expenses in connection with:

     *   funding for research and development;

     *   costs of our sales and marketing efforts; and

     *   increased general and administrative expenses.

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

     *   the success and development of our marketing and distribution channels;
         and

     *   the quality of our customer service and support of our technology.

     Failure of our existing or future technology to achieve and maintain meaningful levels of market acceptance would materially adversely affect our business, financial condition and results of operations and market penetration.

     Our operating results are likely to fluctuate significantly and cause our stock price to be volatile which could cause the value of your investment in our company to decline
     ---------------------------------------------------------------------------
     Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our operating results do not meet the expectations of securities analysts, the trading price of our common stock could significantly decline which may cause the value of your investment in our company to decline. Some of the factors that could affect our quarterly or annual operating results or impact the market price of our common stock include:

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

     If we lose key personnel, we may be unable to successfully operate our business
     ---------------------------------------------------------------------------
     We depend on the continued contributions of our executive officers and other technical personnel to work effectively as a team, to execute our business strategy and to manage our personnel. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

     If we are unable to attract and retain additional qualified personnel, our future business may suffer
     ---------------------------------------------------------------------------
     Our business strategy will require us to attract and retain additional qualified technical and marketing personnel. We may experience difficulty in recruiting qualified personnel, which is an intensely competitive and time consuming process. We may not be able to attract and retain the necessary personnel to accomplish our business objectives as our business develops and grows. Accordingly, we may experience constraints that will adversely affect our ability to satisfy future customer demand in a timely fashion or to support our customers and operations. This could cause an adverse effect on our business, financial condition and results of operations.

     Our limited ability to protect our intellectual property may prevent us from retaining our competitive advantage
     ---------------------------------------------------------------------------
     Our future success and our ability to compete are dependent, in part, upon our proprietary technology. Taken as a whole, we believe our intellectual property rights are significant and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

     Intellectual property claims against us can be costly and restrict our business
     ---------------------------------------------------------------------------
     The digital video industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Legal action claiming patent infringement may be commenced against us. We cannot assure you that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us was successful, and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign to avoid infringement, this could have a material adverse effect on our business, financial condition and results of operations.

     Additional required capital may not be available
     ---------------------------------------------------------------------------
     To date, we have financed our operations through cash from the sale of our stock and by borrowing money. If we do not generate necessary cash from debt or equity funding and revenues from operations to finance our future business, we will need to continue to raise additional funds through public or private financing opportunities. Selling additional stock could dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain them only on very unattractive terms.

     Because we are a new business and significantly smaller than the majority of our national competitors, we may lack the financial resources required to capture an increased market share
     ---------------------------------------------------------------------------
     The market for our DES technologies and products is highly competitive and rapidly changing. We are significantly smaller than the majority of our competitors and we face such competition on a local, regional and international basis. If we compete with them for the same geographical markets, their financial strength could prevent us from capturing those markets. New technologies we are developing will bring us into further competition with various companies. Additional new competitors may also enter the market and competition may intensify. Although we believe our technology and products are better than those offered by our competitors, they may be able to narrow or eliminate the differences.

Risks relating to ownership of our common stock

     The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all
     ---------------------------------------------------------------------------
     Our stock is presently traded on the OTC Bulletin Board, although there is no assurance that a viable market will continue. The price of our common stock in the public market is highly volatile and may fluctuate substantially because of:

     *   actual or anticipated fluctuations in our operating results;

     *   changes in or failure to meet market expectations;

     * conditions and trends in the digital video and other technology industries; and

     * fluctuations in stock market price and volume, which are particularly common among securities of technology companies, particularly new start-up companies.

     Our principal stockholders and affiliates own a significant percentage of our company and may be able to exercise significant influence over our company, which could have a material and adverse effect on the market price of our common stock.
     ---------------------------------------------------------------------------
     As of January 31, 2005 certain principal stockholders control approximately 39 % of our outstanding common stock. As a result, these stockholders may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will continue to have significant influence over our affairs. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might affect the market price of our common stock.

     The market price of our common stock may drop significantly when the restrictions on resale by our existing security holders lapse
     ---------------------------------------------------------------------------
     As of January 31, 2005 we had 17,766,452 shares of common stock outstanding. Approximately 11,388,000 of our total outstanding common stock are currently subject to restrictions against resale under United States securities laws. As these restrictions on resale end, the market price of our common stock could drop significantly if holders of these shares sell them or are perceived by the market as intending to sell them. These sales also may make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

     We Have Been The Subject Of A Going Concern Opinion From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding
     ---------------------------------------------------------------------------
Our independent auditors have added a "going concern" statement to their audit report for the year ended October 31, 2004, which states that we will need additional working capital to be successful and to service our current debt for the coming year and, therefore, our continuation as a going concern is dependent upon obtaining the additional working capital necessary to accomplish our objectives. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We Have A Working Capital Deficit, Which Means That Our Current Assets On October 31, 2004 Were Not Sufficient To Satisfy Our Current Liabilities On That Date
     ---------------------------------------------------------------------------
We had a working capital deficit of $3,295,733 at October 31, 2004, which means that our current liabilities exceeded our current assets on October 31, 2004 by that amount. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on October 31, 2004 were not sufficient to satisfy all of our current liabilities on that date.

     Possible "Penny Stock" Regulation
     ---------------------------------------------------------------------------
     Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

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

Item 3.       Legal Proceedings

During December 2000 we issued 950,000 shares of preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, we exchanged 180,000 shares of our common stock for 600,000 shares of the preferred stock. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, we reached a settlement agreement which included our issuing 80,000 shares of common stock and payments totaling $70,000 as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. As of October 31, 2004 we have a remaining balance of $25,000 and as of the date hereof we have a remaining balance of $10,000.

On August 26, 2002 our subsidiary, Healthcare Concierge Inc. filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action sought $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements. During June 2003 we received notification of a summary judgment from the Third District Court of Salt Lake County. The Court ordered that judgment be entered in our favor totaling approximately $673,000 which included the original note receivable plus accrued interest to date and some other small amounts. It was further ordered that the judgment shall be augmented in the amount of reasonable costs and attorney's fees in collecting the judgment. Our legal counsel is currently pursuing collection of the judgement.

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

Item 4.       Submission of Matters to a Vote of Security Holders

         During the year ended December 31, 2004, the Board of Directors approved for submission to the Company's shareholders an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 and the number of authorized shares of preferred stock from 1,000,000 to 5,000,000. The Company did not solicit proxies and made the proposal as of July 31, 2004 to shareholders holding at least a majority of the outstanding shares. As of September 16, 2004, the Company received written consent representing approximately 55 percent, or 8,309,974 shares of common stock, out of 15,123,863 shares issued and outstanding at July 31, 2004. The Company is currently filing the appropriate documentation based on the written consent of the shareholders.

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

     The following table sets forth the high and low bid quotations for our common stock for the preceding two fiscal years ended October 31, 2004 and 2003. The quotations have been adjusted to give effect to the .61-for-1 reverse stock split effected December 1, 2000 and the 1 for 10 reverse stock split effected March 1, 2002. Despite the publication of quotations during such periods, there was no significant trading volume and there existed no established trading market for our shares.


                                                         High Bid    Low Bid
                                                         --------    -------
     2004
         First Quarter ended January 31, 2004             $ 0.22      $ 0.08
         Second Quarter ended April 30, 2004              $ 1.22      $ 0.15
         Third Quarter ended July 31, 2004                $ 0.95      $ 0.55
         Fourth Quarter ended October 31, 2004            $ 0.71      $ 0.21


     2003
         First Quarter ended January 31, 2003             $ 0.50      $ 0.12
         Second Quarter ended April 30, 2003              $ 0.45      $ 0.13
         Third Quarter ended July 31, 2003                $ 0.30      $ 0.15
         Fourth Quarter ended October 31, 2003            $ 0.51      $ 0.06

     The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

     As of January 31, 2005, there were 166 holders of record of Videolocity's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by our transfer agent. This figure does not take into account those individual shareholders whose certificates are held in the name of broker-dealers or other nominees.

     As of January 31, 2005 we had 17,766,452 shares of common stock issued and outstanding. Of the total outstanding shares, 6,378,496 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. Of these 6,378,496 shares, we have not identified any shares as being held by affiliates. A total of 11,387,596 shares are considered restricted securities.

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

     Dividend Policy
     ---------------

     We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

     Penny Stock Regulations
     -----------------------

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

Recent Sales of Unregistered Securities

     In November 2001, we issued 50,000 shares to WAJ Enterprises L.C. as additional consideration for a $300,000 loan to the Company. Also in November 2001, we issued 53,500 shares to five individuals including two of our Board of Directors as consideration and bonus interest for extending the due date of secured notes. In December 2001, we issued 10,000 shares to Millennium International pursuant to its agreement for services. The services provided by Millenium were provided in full and we no longer have an agreement with Millenium International. In February 2002, we issued an aggregate of 180,000 shares of our common stock to three persons in exchange for 600,000 shares of our Series A Preferred Stock, initially issued pursuant to our acquisition of 5th Digit Technologies, LLC. In March we issued 50,000 shares to Greenwood Tech pursuant to its agreement to provide assistance, introductions, and coordination for services related to our fund-raising. In June and July 2002, we issued a total of 45,000 shares of our common stock to seventeen persons/companies as consideration and bonus interest for extending the due date of the secured notes. Also, in June 2002 we issued 325,000 shares to three persons/companies pursuant to agreements for services. In August 2002 we issued 355,000 shares to two persons for conversion of notes payable.

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

     During February 2004 we issued 200,000 shares to an individual on conversion of notes payable, 150,000 shares for legal services, and 415,000 shares to four individuals/organizations as consideration and bonus interest for origination and/or extending the due date of notes payable. During March 2004 we issued 146,500 shares to three individuals/organizations for origination and/or extending the due date of notes payable, 80,000 shares toward a legal settlement, and 2,275,985 shares on conversion of notes payable. During April 2004 we issued 150,000 shares for legal services, 50,000 shares in consideration for origination of notes payable, 3,953,071 shares on conversion of notes payable and 500,000 shares for cash to an accredited investor in a private transaction. During June we issued 98,611 shares for one time services. During August we issued 100,000 shares for one time services and 125,000 as consideration for origination of notes payable. During September 2004 we issued 1,389 shares for one time services.

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

Overview

     We are an engineering and marketing company involved in the deployment of the DES and the further development of other digital information and entertainment systems and uses of our technology. DES delivers video-on-demand in near DVD quality, including movies and other videos, medical information and educational material to individuals, residents, hotel guests, and patients and attendants in the healthcare industry. We are a development stage company and have just started to recognize revenues from operations. To date, our activities have been limited to developing the DES and other technologies and limited marketing of the DES. We are presently commencing marketing of DES into various marketplaces in North America such as hospitality (hotels and resorts) and healthcare (hospitals, long-term care facilities and retirement centers) industries. We are, and intend to remain, a technology company.

Plan of Operation

     We intend to use our existing capital, together with proceeds from prospective future financings, to continue marketing and deployment of our DES. Management estimates that to move forward with our planned operations we will incur expenses during the next twelve months of approximately $2.6 million, consisting of $1.45 million in payroll, payroll taxes, employee health insurance and other related employee costs, $160,000 for office rent, utilities, and related costs, $310,000 for marketing and related expenses, and $330,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be a minimum of approximately $350,000 during the next twelve months. These expenses will be directed at further development of the DES, integration into television sets, other monitors, and usage of our intellectual property into new products. We will also incur substantial additional costs in connection with the manufacture and deployment of DES. Management further estimates that such costs will be a minimum of $10 million, but we are optimistic that we will be able to cover most of those costs from future long-term lease financing.

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

     We anticipate generating future revenues from the delivery of video and other content to the end users of our DES, together with high-speed Internet access. We have installed our first DES and management believes that we will begin to install our DES into additional locations during the second to third quarters of our current fiscal year into contracts currently signed. We will charge a fee for each movie or other item of content viewed through our system and/or high-speed Internet access and we will remit a portion of each fee to the studio or other content provider. Our structure for content fees, although subject to change based on location, usage, and competition is estimated to be as follows:

     Internet access:      $ 4.95 to $ 12.95 for one hour to 24 hour period
     Video-on-demand:      $ 3.95 to $ 12.95 per viewing
     Games:                $ 2.95 to $ 6.95 for each 1 to 4 hour period

     During the next twelve months, we plan to seek additional debt and/or equity funding, and capital leases for up to approximately $15 million. This would permit us to cover our minimum expenses described above and accelerate deployment of our DES. As of the date hereof, we have not formalized any new funding except for a Standby Equity Distribution Agreement with Cornell Capital noted below. We can not give assurance that we will be able to secure such additional funding on favorable terms to us, or otherwise.

During May 2004 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP a New Jersey-based domestic investment fund. We anticipate that this agreement will provide us with adequate working capital for at least the next 24 months. Under the equity distribution agreement, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20 million over a 24-month period. There is no minimum draw down although we may draw-down up to four times per month at a maximum $350,000 per draw and a maximum of $1 million per month. The draw-downs are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The 24-month term commences on the effective date of the registration statement. The registration statement was declared effective by the Securities and Exchange Commission on July 22, 2004. The purchase price of the shares will be 98% of the lowest closing bid price of our common stock during the five consecutive trading days immediately following receipt of notice of our intent to make a draw.

Without drawing against the standby equity distribution agreement and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will be sufficient to fund our cost of operations for approximately the next month and that we must obtain additional financing during that time in order to continue operations.

Results of Operations

         To date, we have been a development stage company and are just beginning to realize revenue from our planned operations. We began to install our DES into a signed contract during the fourth quarter of our fiscal year ended October 31, 2004. Installation was finished during November 2004. While installation was ongoing during October 2004, certain rooms were running and began generating revenue with limited content on the DES. During that time, we generated $10,225 of revenue from purchase of internet and video content purchased and viewed through the DES.

For the year ended October 31, 2004, total expenses increased approximately 7.9 percent as compared to the year ended October 31, 2003. This is attributed primarily to a legal settlement totaling approximately $97,000, recording of an expense related to issuing options on a guarantee provided by a third party company, and an increase in interest expense. Operational expenses decreased approximately 3.7 percent from FY 2003 to FY 2004. Salaries, payroll taxes and employee benefits decreased approximately 7.5% as management has been able to reduce the number of employees on our payroll until such time as we begin additional deployments of our DES. We incurred additional costs for technology development of approximately 32.8 percent as we added features and capabilities to DES during the year. We incurred additional professional fees of approximately 26.5 percent from professional consultants during the year. This was due to additional legal work in regard to our SB-2 filing as well as consulting work in regard to acquiring digital content. Travel, conventions and meals and entertainment increased approximately 75.9 percent as we began to actively market the DES.

Management anticipates that as we scale up the installation of the DES, our expenses will increase proportionately. The Company's plan of operation will depend on its ability to raise substantial additional capital, of which there can be no assurance.

Liquidity and Capital Resources

     During the year ended October 31, 2004 our total assets increased from approximately $189,000 at October 31, 2003 to approximately $1,129,000 at October 31, 2004. These changes are due primarily to the following factors;
(i)an increase in other assets of approximately $93,000 primarily from deposits of approximately $35,000, and approximately $70,000 in prepaid expenses; and
(ii) an increase to fixed assets of approximately $672,000 primarily from equipment recorded under a capital lease. During this same period, cash increased from approximately $10,000 to approximately $186,000.

     Total current liabilities decreased from approximately $3,680,227 on October 31, 2003 to approximately $3,562,551 at October 31, 2004. During the year approximately $ 1,370,000 of notes payable and approximately $217,000 of related accrued interest converted to common stock of the Company. The Company also originated approximately $1,040,000 in new notes payable which resulted in a net decrease to notes payable of approximately $330,000 and a net decrease of approximately $108,000 of accrued interest. This decrease was offset by increases to accounts payable of approximately $65,000, an increase in accrued liabilities of approximately $21,000, and an increase of approximately $233,000 from the current portion of a capital lease.

Net Operating Loss

     We have accumulated approximately $8,257,000 of net operating loss carryforwards as of October 31, 2004, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire through 2024. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended October 31, 2004 because the likelihood of realization of the related tax benefits cannot be established. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

New Accounting Pronouncements

     In January  2003 and as revised in  December  2003,  the FASB  issued  FASB
Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Prior to this interpretation, two enterprises generally had been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. Our adoption of this interpretation did not have an impact on our financial position or results of operations.

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

     In  December  2004 the FASB  issued  revised  SFAS No.  123R,  "Share-Based
Payment." SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in our fourth quarter of fiscal 2005 and currently disclose the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." We are currently evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

      In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion
No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.


Item 7.       Financial Statements

     Our financial statements, as of and for the fiscal years ended October 31, 2004 and October 31, 2003, have been examined to the extent indicated in its report by Madsen & Associates CPA's, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B promulgated by the SEC. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On March 5, 2004, our Board of Directors met and unanimously approved a resolution to dismiss Andersen Andersen & Strong, L.C. from its position as our independent certifying accountants.

     The audit report of Andersen Andersen & Strong, L.C. for the year ended October 31, 2002, contained a modification expressing substantial doubt as to Company's ability to continue as a going concern. The audit report contained no other adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principle. In connection with its audits for the prior two fiscal years and review of unaudited financial statements through July 31, 2003, and through the date of dismissal on March 5, 2004, there were no disagreements with Andersen Andersen & Strong L.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of Andersen Anderson & Strong L.C., would have caused them to make reference thereto on the financial statements. Also on March 5, 2004, our Board of Directors unanimously approved a resolution to engage Madsen & Associates, CPAs, Inc. to audit our financial statements for the year ended October 31, 2003. During the two most recent fiscal years and prior to March 5, 2004, we had not consulted with Madsen & Associates regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the our financial statements, and no written report or oral advice was provided to us by concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions thereto, or a reportable event, as set forth in
Item 304(a)(1)(iv) of Regulation S-B.

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

Item 8B. Other Information

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and titles of each of our directors and executive officers and employees expected to make a significant contribution to the Company.

              Name                      Age    Title
              ----                      ---    -----

              Dan Driscoll              48     Director
              Robert E. Holt            40     President / CEO / Director
              Larry R. McNeill          63     Director
              Cortney L. Taylor         43     CFO / Secretary / Treasurer
              Bennie L. Williams        68     Chairman of the Board / Director

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

     Presently, we do not provide monetary compensation to directors for serving on our board of directors or the boards of our subsidiaries, or for attendance at board or committee meetings. We anticipate that as we acquire adequate funding, we will consider instituting a policy to compensate our directors monetarily. In that event, we believe that any proposed compensation will be equivalent to that of companies of similar size and stature as ours. Through October 31, 2004, we have issued compensation shares totaling 325,000 under our 2002 Stock Incentive and Stock Award Plan to our directors for past service.

     Certain biographical information of our directors and officers is set forth below.

     Dan Driscoll. Mr. Driscoll became a director in January 2002. Mr. Driscoll was Senior VP of Business Development of the Wireless Division of CommScope, Inc. Mr. Driscoll was a part of the sales and business development of that division. Mr. Driscoll has 20 years experience in sales and business development in the Wireless Telecom arena. His expertise in developing strategic partners was instrumental in Hewlett Packard's entrance in the RF/Microwave component market through its purchase of Avantek. Mr. Driscoll holds both a BSBA and BSEE from Villanova University. He also holds multiple business certificates from PCS technology to process control programs. Mr. Driscoll has been chairman of the local Parks and Recreation of his community for the past 16 years and previously played football in the CFL and NFL.

         Robert E. Holt. Mr. Holt joined Videolocity International, Inc. as President and Chief Executive Officer and Director in January 2002. Robert has concentrated on wireless services and technology businesses for much of his career. From 1997 to 2001, as an executive for Qualcomm Inc., he was responsible for global wireless network implementation, operations, business development and venture capital for Qualcomm Inc. businesses throughout the Americas, Eastern Europe, the Commonwealth of Independent States, Asia, and Africa. Robert was the founder and Director of the Wireless Campus Group that focused on the development of intellectual properties and the delivery of content over CDMA network infrastructure. He assisted in the development of the business plan for the Leap Wireless spin-off and the Cricket phone service. Robert also served as a member of the Board of Directors for the Elementary Institute of Science and the San Diego Technology Counsel. Prior to that, he was an executive and
management  consultant  of  several  wireless  carriers,   responsible  for  the
engineering development, implementation and operation of wireless networks including market leaders Sprint PCS and PrimeCo PCS, which formed the heart of what is now known as Verizon Wireless. He was named a PrimeCo Pioneer for his role in the initial launch of the wireless carrier. Prior to this, Robert led a GTE integration team that planned and executed the combination of secure communications technologies that formed the Mobile Subscriber Equipment (MSE) network for the United States Army. Before joining GTE, Robert spent several years in the United States Signal Corp, where he played a key role in the military's adoption of MSE and the global implementation of the secure wireless contingency communications package. Robert served throughout the world as a member of the elite 101st Airborne Division where he served throughout Europe and the Middle East and was awarded numerous medals for Achievement, Commendation, Conduct and Meritorious Service. Robert holds a B.S. Electrical Engineering and a M.S. Communication degree with an emphasis on Crisis Communications. He has also earned professional certification in the area of project management, Personal Communications Services (PCS) technologies, call processing, systems engineering, change management, finance, debt and equity investments

         Larry R. McNeill. Mr. McNeill became a director in December 2000. From October 1998 through January 2004, Mr. McNeill was the Chief Financial Officer of Theatre Candy Distributing Company, Inc. of Salt Lake City, Utah and through August 2002 served as the Chief Financial Officer of the Videolocity Companies. In February 1996, Mr. McNeill retired from Salt Lake City based Smith's Food & Drug Centers, Inc. after 17 years as an executive officer of that company, most recently Senior Vice President of Corporate Development. Mr. McNeill has served as a director of Theatre Candy Distributing Company, Inc.and currently serves as a director of American Polymer Corp.; Water and Wellness Centers LLC; and
Financial Services, LLC. He is a past President of the West Valley Colonels Association and founder of the Cystic Fibrosis Foundation of Utah. Mr. McNeill holds a B.A. degree in Business Administration, Economics and Russian, and a MBA degree in Business Management.

     Cortney Taylor. Mr. Taylor became Chief Financial Officer September 2002. Mr. Taylor is a CPA, a member of the Utah Association of Certified Public Accountants (UACPA) and the American Institute of Certified Public Accountants (AICPA), and has served as a member of the Utah State University, School of Accountancy Advisory Board and on the UACPA Accounting Issues Committee. From November 1994 to August 2002, he was employed in the Utah offices of Grant Thornton, LLP serving most recently as an assurance senior manager. Mr. Taylor holds B.S. and Masters of Accounting degrees from Utah State University.

     Bennie L. Williams. Mr. Williams was appointed Chairman and a director in June 2001. He spent 36 years in the broadcasting industry in general management, sales management, marketing, promotion and advertising of several radio stations. Mr. Williams was Vice President of sales for Intermountain Radio Network, with 132 affiliates. From 1970 to 1987, he was Vice President of sales for Communications Investment Corporation's twelve owned and operated stations in Utah, Idaho and Montana. In addition he was general manager of KALL AM and KLCY FM until his retirement in 1988. At that time he founded his own company, a sole proprietorship named Business Idea Company of America, which was an investment portfolio management firm that also provided marketing, advertising and consulting services to select clients. Business Idea Company became inactive in the fourth quarter of 2001and never had a business relationship with Videolocity. Mr. Williams has served six years as Chairman of the Board of Governors of Shriners Hospital for Children, Intermountain, in Salt Lake City.

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

     The Board of Directors plans to re-evaluate the committees, the composition of, and the replacement of the board members in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

     We do not have securities registered under Section 12(g) of the Securities Exchange Act of 1934 and our directors, officers and affiliates are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 10. Executive Compensation

     Presently, we do not have any retirement, pension, profit sharing, or insurance plans covering officers or directors. Also, we do not currently monetarily compensate directors for serving in their capacities as directors, but do reimburse such persons for expenses reasonably incurred by them in connection with company business.


Summary Compensation Table
                                                                            Securities
Name and Principal                                     Other Annual         underlying    Restricted     All Other
Position             Year       Salary       Bonus     Compensation        options/SARs   Stock Award   Compensation
------------------  ------    ---------     --------   -------------       ------------   ------------  -------------
Robert E. Holt       2004     $246,667*       $   --        $   --          4,850,000        $  --           $ --
   CEO, President/   2003     $240,000*       $   --        $   --               --          $  --           $ --
   Director          2002     $190,000        $   --        $   --             90,000        $  --           $ --

Cortney L. Taylor    2004     $134,166+       $   --        $   --          1,000,000        $  --           $ --
    CFO              2003     $ 90,000+       $   --        $   --               --          $  --           $ --

Mike York            2004     $140,000        $   --        $   --          1,000,000        $  --           $ --
    Vice President

Martin P. Senn       2002     $141,000        $   --        $   --               --          $  --           $ --
   Former COO Videolocity, Inc.

*Salary for FY 2004, $216,667 of which was paid during FY 2004 with $30,000 being accrued at October 31, 2004, Salary for FY 2003, $120,000 of which was paid during FY 2003 with $120,000 being accrued at October 31, 2003 and remains accrued at October 31, 2004. As of February 14, 2005 these amounts remain accrued.

+ Salary for FY 2004, 122,916 of which was paid during FY 2004 with $11,250 being accrued at October 31, 2004. Salary for FY 2003, $56,250 of which was paid during FY 2003 with $33,750 being accrued at October 31, 2003 and remains accrued at October 31, 2004. As of February 14, 2005 these amounts remain accrued

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

                                                                         Number of
                                                                         Securities                      Value of
                                                                         Underlying                   Unexercised
                                                                         Unexercised                 In-the-Money
                                                                         Options/SARs at           options/SARs at
                                                                         FY-End (#)                    FY-End ($)
                                Shares Acquired         Value            Exercisable/               Exerciseable/
Name and Principal Position     on exercise (#)         Realized($)      Unexercisable              Unexercisable
---------------------------     ---------------         -----------      ---------------            -------------
Robert E. Holt                      385,000              $64,000         4,500,000/20,000       $1,215,000 / $5,400
   CE0, President, Director
Cortney L. Taylor                   108,000              $16,900          900,000/26,000        $243,000 / $7,020
    CFO
Mike York                           100,000              $13,000          900,000/  -           $243,000 /   -
    Vice President

     We have entered into employment agreements with all officers. Agreements generally provide for payment of a base salary, a grant of plan units under the Videolocity, Inc. 2000 Stock Incentive Plan, the provision of medical insurance, vacation and other benefits, and contain other customary provisions.

     On December 31, 2002 Martin P. Senn resigned as an officer, director and employee of Videolocity International Inc. and/or any of its subsidiaries.

Stock Incentive Plans

     The Videolocity, Inc. 2000 Stock Incentive Plan was adopted in connection with the acquisition of Videolocity, Inc. A total of 1,000,000 shares of common stock are reserved for issuance under the plan. Plan awards with respect to 978,384 shares have been made through October 31, 2004. Through October 31, 2004, plan awards that have vested and converted to stock total 931,184 shares and plan awards subject to vesting requirements total 47,200 shares. As of October 31, 2004, plan awards with respect to 21,616 shares remain available for issuance under the Plan. All awards made under the Plan are made in plan units. Each plan unit becomes convertible at the option of the participant into one share of common stock on the date the vesting requirements for the plan units have been satisfied. The shares of common stock to be issued under the plan have been registered under the Securities Act of 1933. Awards granted to date generally provide vesting schedules over three years. If a plan participant voluntarily terminates his employment or is terminated for cause, any unvested plan awards will be forfeited. If a plan participant is terminated without cause, terminates for good reason (including a change of control), dies, or becomes disabled, any unvested plan awards will vest on the date of such termination. The following officers, employees and consultants have received a total of 931,184 shares under the Videolocity Inc 2000 Stock Incentive Plan through October 31, 2004: Robert E. Holt, Martin P. Senn, Cortney L. Taylor, Jay Muse, Mike York, Danny Osorio, Aaron Smith, Shane McNeill, Jerry E. Romney, Jr., Luigi A. DeAngelis, David M. Smith, Joshua L. Hamer, Wilford T. Lee, and Steven Fogarty.

As of February 14 2005 11,616 plan awards remain available for issuance under the Plan.

     On March 26, 2002 we adopted an omnibus stock option and stock award plan. A total of 500,000 shares of common stock are reserved for issuance under the plan. Through October 31, 2004, 467,855 shares have been awarded under the plan. The Stock Option and Stock Award Plan is to be administered either by the Board of Directors or by a committee to be appointed from time to time by the Board. Awards granted under the Stock Option and Stock Award Plan may be stock options, appreciation rights, or stock awards which are awarded to employees, including officers and directors, who, in the opinion of the board or the committee, have contributed, or are expected to contribute, materially to the success of the Videolocity. In addition, at the discretion of the Board or the committee, options or bonus stock may be granted to individuals who are non employees but contribute to the success of Videolocity. All of our employees, officers, directors and consultants are eligible to participate under the Stock Option and Stock Award Plan. Through October 31, 2003, we have issued a total of 142,855 to consultants and have issued compensation shares totaling 325,000 under our 2002 Stock Incentive and Stock Award Plan to our directors for past service rendered in 2000 and 2001. Those current and former directors receiving shares were:

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

     On December 4, 2003, the Board of Directors approved a total of 30,000 shares under the plan to consultants of the Company. To date, 2,145 shares remain available for issuance under the Plan.

     On December 4, 2003, the Board of Directors approved a total of 9,200,000 options to purchase common stock to employees and Directors that vest according to various individual employee contracts. The options were granted at the market price on December 4, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table provides information, to the best of our knowledge as of January 31, 2004, regarding beneficial ownership of our common stock by:

     * each person known to us to own beneficially more than 5% of our common stock;

     *   each of the named executive officers;

     *   each of our directors; and

     *   all executive officers and directors as a group.

     Beneficial ownership is determined based on the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable, or exercisable within 60 days of October 31, 2004, are counted as outstanding. These shares, however, are not counted as outstanding for purposes of computing the percentage ownership of any other person. Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.

                                                Amount and
                                                 Nature of
                                                 Beneficial        Percent of
Name and Address of Beneficial Owner              Ownership         Class (1)
------------------------------------            -----------        ----------
Principal Shareholders:
Kirsten Bringhurst Cysewski (2)                   2,015,000           11.34%
Marvin Erickson                                   1,000,000            5.63%
WAJ Enterprises LLC                               1,910,985           10.76%

Officers and Directors(3)
Dan Driscoll (4)                                    725,122            3.92%
Robert E. Holt(5)                                 5,040,000           22.10%
Larry McNeill (6)                                 1,578,067            8.16%
Cortney L. Taylor (7)                             1,019,000            5.42%
Bennie L. Williams (8)                            1,035,000            5.50%
All Officers and Directors as a Group (9)
  (5 persons) as of January 31, 2005              9,397,189           34.59%

----------------------

(1) Beneficial ownership is determined based on the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable, or exercisable within 60 days of January 31, 2005, are counted as outstanding. These shares, however, are not counted as outstanding for purposes of computing the percentage ownership of any other person. Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.
(2)        Includes 1,925,000 shares  held of  record  by  Kirsten R. Bringhurst
           Living Trust
(3) The address for each of Videolocity's officers and directors is PO Box 1929, Sandy, Utah 84091.

(4) Includes 500,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.13 per share
(5) Includes 4,500,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.13 per share and also includes 10,000 plan units that will vest and become exercisable within 60 days at an exercise price of $0.00 per share
(6) Includes 700,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.13 per share
(7) Includes 900,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.13 per share and also includes 2,500 plan units that will vest and become exerciseable within 60 days at an exercise price of $0.00 per share
(8) Includes 700,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.13 per share
(9) Includes 7,300,000 shares which could be acquired within 60 days upon exercise of outstanding options and also includes 12,500 plan units that will vest and become exercisable within 60 days.

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

     In July 2001, two of our current directors Larry R. McNeill and Bennie L. Williams loaned to us $135,000 and $100,000, respectively, pursuant to certain 60-day secured notes issued by us. Mr. Williams note has been extended to August 1, 2003 and, to date, is past due and has not been paid. During the fiscal year ended October 31, 2004, Mr. McNeill converted his loan to common stock of the Company. During the fiscal year ended October 31, 2002 the Company borrowed $125,000 from Dan Driscoll and $25,000 from Robert E. Holt represented by notes payable at 8% simple interest. Dan Driscoll subsequently converted his loan to 125,000 shares of Videolocity International, Inc. common stock and, to date, the Company has not repaid Mr. Holt's note.

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


Item 13. Exhibits

     (a) List of documents filed as part of this report:

         1. Financial Statements - Included in Part II, Item 7 of this report

                  Report of Independent Certified Public Accountant

                  Consolidated Balance Sheet as of October 31, 2004

                  Consolidated Statements of Operations for the year ended October 31, 2004 and the year ended October 31, 2003 and the period May 26, 2000 (inception) to October 31, 2004

                  Statement of Changes in Stockholders' Deficit for the period May 26, 2000 (inception) to October 31, 2004

                  Consolidated Statements of Cash Flows for the year ended October 31, 2004 and the year ended October 31, 2003 and the period May 26, 2000 (inception) to October 31, 2004

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

     (7) Filed as exhibit to Form 8-K Current Report Dated March 10, 2004.

     (b) Reports on Form 8-K

                  We filed one Form 8-K during the three months ended October 31, 2004 and subsequent to October 31, 2004 to the date hereof we filed one Form 8-K.
                  We filed a current report on Form 8-K on September 21, 2004 reporting under Item 5.03 Amendments to Articles of Incorporation or Bylaws announcing an increase in authorized shares.
                  We filed a current report on Form 8-K on December 16, 2004 reporting under Item 9 "fair disclosure", the mailing of a shareholder letter.

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

     Audit Fees

     The aggregate fees billed by our independent auditors, Madsen & Associates, CPA's, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending July 31, 2004, April 30, 2004 and January 31, 2004 were $7,350. To date, we have not been billed by Madsen & Associates, CPA's for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004.

     Audit Related Fees

     For the fiscal years ended October 31, 2004 and 2003, there were no fees billed for assurance and related services by Madsen & Associates, CPA's relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the fiscal years ended October 31, 2004 and 2003, there were no fees billed by Madsen & Associates, CPA's for tax compliance, tax advice and tax planning.


     We do not use Madsen & Associates, CPA's for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Madsen & Associates, CPA's to provide compliance outsourcing services.

     There were no fees billed by Madsen & Associates, CPA's for activities unrelated to the audit. The board of directors has considered the nature and amount of fees billed by Madsen & Associates, CPA's and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their' independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Videolocity International, Inc.



                                        By:      /S/   BENNIE WILLIAMS
                                                --------------------------------
                                                Bennie Williams
                                                Chairman
Dated: February 14, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                       Title                                Date
              ---------                       -----                                ----

By:      /S/   BENNIE WILLIAMS          Chairman and Director              February 14, 2005
   --------------------------------
         Bennie Williams



By:     /S/   LARRY R. MCNEILL          Director                           February 14, 2005
   ------------------------------
         Larry R. McNeill


By:      /S/   ROBERT E. HOLT           President and Director             February 14, 2005
   ----------------------------------   (Principal Executive Officer)
         Robert E. Holt


By:     /S/   DAN DRISCOLL              Director                           February 14, 2005
   -----------------------------------
         Dan Driscoll


By:      /S/   CORTNEY L. TAYLOR        C.F.O.                             February 14, 2005
   ------------------------------       (Principal Financial
         Cortney L. Taylor              and Accounting Officer)

                         VIDEOLOCITY INTERNATIONAL, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                October 31, 2004

                                 C O N T E N T S


Independent Auditors' Report ............................................. F-1

Balance Sheet............................................................. F-2

Statements of Operations ..................................................F-3

Statements of Stockholders' Equity  .......................................F-4

Statements of Cash Flows ..................................................F-7

Notes to the Financial Statements .........................................F-9

                          INDEPENDENT AUDITORS' REPORT

MADSEN & ASSOCIATES, CPA's Inc.                       684 East Vine St, Suite 3
-------------------------------                              Murray, Utah 84107
Certified Public Accountants and Business Consultants    Telephone 801 268-2632
                                                               Fax 801-262-3978



 Board of Directors
 Videolocity International, Inc. and Subsidiaries
 Park City, Utah

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 We have audited the accompanying consolidated balance sheet of Videolocity International, Inc. and Subsidiaries (A Development Stage Company) at October 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended October 30, 2004 and 2003 and the period May 26, 2000 (date of inception) to October 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Videolocity International, Inc. and Subsidiaries at October 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended October 30, 2004 and 2003 and the period May 26, 2000 (date of inception) to October 30, 2004.in conformity with accounting principles generally accepted in the United States of America

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for any planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       s\ Madsen & Associates, CPA's Inc.
                                       -----------------------------------
 Salt Lake City, Utah,
 February 9, 2005

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                October 31, 2004

                                     ASSETS

 CURRENT ASSETS
   Cash                                                      $   185,696
   Accounts receivable                                             9,038
   Other assets                                                   72,084
                                                             -----------
            Total current assets                                 266,818

Property and equipment, at cost, net                             740,454
Other assets                                                     124,909
                                                             -----------

                                                             $ 1,132,181
                                                             ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                          $   273,594
   Accrued liabilities                                           317,510
   Accrued interest payable                                      268,961
   Notes payable - related parties                               125,000
   Notes payable                                               2,344,800
   Current portion of long term obligations                      232,686
                                                             -----------
            Total current liabilities                          3,562,551

   Long term obligations less current portion                    640,478
   Compensation debenture                                        390,000

MINORITY INTERESTS                                                 4,866

COMMITMENTS AND CONTINGENCIES                                       --

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 50,000,000 shares
     authorized, 15,503,298 issued and outstanding                15,503
   Preferred stock, $0.001 par value; 1,000,000 shares
     authorized none outstanding                                    --
   Additional paid-in capital                                  6,261,503
   Deficit accumulated during the development stage           (9,742,720)
                                                             -----------
            Total stockholders' deficit                       (3,465,714)
                                                             -----------
                                                             $ 1,132,181
                                                             ===========

         The accompanying notes are an integral part of this statement.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended               From
                                                             October 31            May 26, 2000
                                                     --------------------------      through
                                                         2004           2003     October 31, 2004
                                                     -----------    -----------    -----------
Revenues                                             $    10,225    $      --      $    10,225
Cost of Goods Sold                                         8,729           --            8,729
                                                     -----------    -----------    -----------
Gross Profit                                               1,496           --            1,496

Operating expenses

    Salaries, payroll taxes, and employee benefits       821,269        887,603      3,521,454
    Professional fees and consultants                    191,054        151,059      1,255,174
    Technology development consulting                    237,683        178,986        613,157
    Directors compensation through stock plan               --             --           95,000
    Rent                                                  48,000         45,000        256,305
    Provision for bad debts                               10,000        149,000        600,000
    Travel , conventions, meals and entertainment         41,277         23,466        207,286
    Depreciation and amortization                         26,937         25,294        145,641
    Utilities                                             22,338         22,933         91,615
    Gain on transfer of license agreements                  --             --         (114,509)
    Write off of goodwill                                   --             --          958,628
    Other                                                 75,394         49,994        563,196
                                                     -----------    -----------    -----------
                                                       1,473,952      1,533,335      8,192,947
                                                     -----------    -----------    -----------
             Operating loss                           (1,472,456)    (1,533,335)    (8,191,451)

Interest income                                             --             --            5,578
Legal Settlement                                         (97,400)          --          (97,400)
Gain on sale of stock, net                                  --             --          338,049
Interest and beneficial conversion expense              (518,643)      (456,155)    (1,723,510)
Expense for stock options on guarantee                   (69,120)          --          (69,120)
Minority interests                                          --             --           (4,866)
                                                     -----------    -----------    -----------
             Loss before income taxes                 (2,157,619)    (1,989,490)    (9,742,720)

Income taxes                                                --             --             --
                                                     -----------    -----------    -----------

             NET LOSS                                 (2,157,619)    (1,989,490)    (9,742,720)
                                                     ===========    ===========    ===========
Loss per common share
    Basic and Diluted                                      (0.19)         (0.33)

Weighted-average common and dilutive common
   equivalent shares outstanding
   Basic and Diluted                                  11,617,692      6,075,933



         The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                 For the period May 26, 2000 (inception) through
                    October 31, 2000, and for the years ended
                 October 31, 2001, October 31, 2002,October 31,
                            2003 and October 31, 2004
                                                                                                                        Deficit
                                                                                                                       Accumulated
                                                                                                        Additional      during the
                                                  Preferred stock             Common stock               paid-in       Development
                                               Shares         Amount        Shares         Amount        capital          Stage
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


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                 For the period May 26, 2000 (inception) through
                    October 31, 2000, and for the years ended
                 October 31, 2001, October 31, 2002, October 31,
                           2003, and October 31, 2004

                                                                  Continued

Issuance of common stock for:
    Bonus interest and extensions on debt            --             --          148,500            149        132,493           --

                       Conversion of debt            --             --          355,000            355        354,645           --

                                 Services            --             --          419,871            419        444,453           --

                    Stock incentive plans            --             --          504,539            505        453,637           --

Net loss for the year                                --             --             --             --             --      (3,086,210)
                                              -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2002                          --             --        5,876,596          5,877      3,709,355    (5,595,611)


Interest expense recognized on
   beneficial conversion feature on                  --             --             --             --          120,000           --
   notes payable

Issuance of common stock for:
    Bonus interest and extensions on debt            --             --          335,000            335         82,914           --

                                 Services            --             --           16,000             16            944           --

                    Stock incentive plans            --             --          119,400            119        169,847           --

Net loss for the year                                --             --             --             --             --      (1,989,490)
                                              -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2003                          --      $      --        6,346,996    $     6,347    $ 4,083,060   $(7,585,101)


Fees related to Equity
  Distribution Agreement                             --             --             --             --         (390,000)         --

Issuance of stock options for:
                                Guarantee            --             --             --             --           69,120          --

                                 Services            --             --             --             --           46,316          --

                                     Loan            --             --             --             --          140,432          --

                                                             (continued)


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                 For the period May 26, 2000 (inception) through
                    October 31, 2000, and for the years ended
                 October 31, 2001, October 31, 2002, October 31,
                           2003, and October 31, 2004

                                                                  Continued
Issuance of common stock for:
    Bonus interest and extensions on debt            --             --         736,500             736        215,464          --

                                 Services            --             --         500,000             500         87,500          --

                                     Cash            --             --         500,000             500        224,500          --

                   Cash under Equity Line            --             --         140,746             141         37,859          --

                       Conversion of debt            --             --       6,429,056           6,429      1,580,851          --

                    Stock incentive plans            --             --         770,000             770        144,081          --

                         Legal settlement            --             --          80,000              80         22,320          --

Net loss for the year                                --             --            --                --             --    (2,157,619)
                                              -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2004                        --      $      --        15,503,298     $    15,503    $ 6,261,503   $(9,742,720)
                                              ==========     ===========    ===========    ===========    ===========   ============


         The accompanying notes are an integral part of this statement.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                      From
                                                                                                   May 26, 2000
                                                                        For the year ended         (inception)
                                                                            October 31,              Through
                                                                    --------------------------     October 31,
                                                                       2004            2003           2004
                                                                    -----------    -----------    -----------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                     $(2,157,619)   $(1,989,490)   $(9,742,270)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                            --             --            4,866
             Provision for bad debts                                     10,000        149,000        600,000
             Write off of goodwill                                         --             --          958,628
             Gain on sale of investment stock                              --             --         (338,049)
             Gain on transfer of license                                   --             --         (114,509)
             Depreciation and amortization                               26,937         25,294        145,646
             Interest expense recognized on beneficial conversion          --          120,000        423,900
             Issuance of common stock under stock plans                 144,850        169,966        773,958
             Issuance of common stock for services                       88,000            960        553,832
             Issuance of common stock for interest                      216,201         83,249        507,092
             Options issued on guarantee, services, and loans           255,868           --          255,868
             Issuance of common stock for legal settlement               22,400           --           22,400
             Changes in assets and liabilities
                Other assets                                            (92,774)      (101,319)      (196,993)
                Accounts receivable                                      (9,038)        (9,038)
                Accounts payable and accrued liabilities                 87,172        322,954        591,104
                Accrued interest                                        109,746        250,405        486,241
                                                                    -----------    -----------    -----------

                  Total adjustments                                     859,362      1,020,509      4,664,946
                                                                    -----------    -----------    -----------

                  Net cash used in operating activities              (1,298,257)      (968,981)    (5,077,774)
                                                                    -----------    -----------    -----------
    Net cash flows from investing activities -
       Investment stock and licenses, net                                  --             --          555,791
       Increase in notes receivable                                        --             --         (600,000)
       Purchase of property and equipment                               (44,982)        (1,931)      (164,977)
                                                                    -----------    -----------    -----------

                  Net cash flows used in investing activities           (44,982)        (1,931)      (209,186)
                                                                    -----------    -----------    -----------

    Cash flows from financing activities
       Increase in notes payable                                      1,040,000        950,000      4,194,800
       Proceeds from long term obligations                              357,000           --          357,000
       Payments on from long term obligations                          (141,450)          --         (141,450)
       Proceeds from issuance under equity line                          38,000           --           38,000
       Proceeds from issuance of common stock                           225,000           --        1,024,306
                                                                    -----------    -----------    -----------

                  Net cash provided by financing activities           1,518,550        950,000      5,472,656
                                                                    -----------    -----------    -----------

                  Net increase (decrease) in cash                       175,311        (20,912)       185,696

Cash at beginning of period                                              10,385         31,297           --
                                                                    -----------    -----------    -----------

Cash at end of period                                               $   185,696    $    10,385    $   185,696
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

Noncash investing and financing activities
------------------------------------------
During the year ended October 31, 2004 the Company entered into a capital lease that resulted in an increase of property and equipment totaling $657,614. Additionally, the Company converted $1,370,000 of notes payable and $217,280 of accrued interest payable into common stock. During the year ended October 31, 2004, the company issued a convertible compensation debenture totaling $390,000 in exchange for fees related to an equity distribution agreement.

         The accompanying notes are an integral part of this statement.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Organization and business activity Videolocity International, Inc. (the Company) is a Nevada corporation organized on November 5, 1985 under the name Pine View Technologies. On November 27, 2000 the Company's name was changed to Videolocity International, Inc. On December 4, 2000, the Company acquired Videolocity Inc. in a transaction recorded as a recapitalization of the Company with the Company being the legal survivor and Videolocity Inc. being the accounting survivor and the operating entity. Videolocity, Inc., the accounting survivor, was founded on May 26, 2000. After the recapitalization, approximately 82 percent of the outstanding shares of the Company were held by former shareholders of Videolocity, Inc. The Company and its subsidiaries were established to develop and market systems for the delivery of video on demand, high speed internet access, and other content to end users such as hotels, hospitals, and condominiums.

At October 31, 2004 the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities. The Company has just started recording revenue from its planned principal operations. During the quarter ended October 31, 2004, the Company was installing its first commercial system and has started to generate and recognize revenue from operations during the installation.

On December 1, 2000, the Company completed a reverse stock split of issued and outstanding shares on a 0.61 share for one share basis. On March 1, 2002 the Company completed a reverse common stock split of one share for ten outstanding shares. As of September 16, 2004, the Company received written consent from shareholders representing approximately 55 percent of the outstanding shares, at that time, to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 and the number of authorized shares of preferred stock from 1,000,000 to 5,000,000. The Company is currently filing the appropriate documentation based on the written consent of the shareholders. There are currently no preferred shares outstanding. Preferred shares may be issued from time to time in one or more distinctly designated series. The Board of Directors has the authority to designate the powers, preferences, qualifications, powers, limitations, and the rate and timing of dividends prior to the issuance of any series of preferred stock.

2. Principles of consolidation The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries, Videolocity Inc., Videolocity Technologies Inc., Hospitality Concierge Inc., Videolocity Direct, Inc., Fifth Digit Technologies, LLC. and the Company's 94 percent owned subsidiary Healthcare Concierge, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. This report has been completed showing after stock split shares from inception.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

4. Revenue recognition The Company has started to and will be installing the equipment needed to deliver digital entertainment, video on demand, games and informational content to selected end users such as hotels, hospitals, and condominiums. The Company recognizes pay-per-view revenue at the time of viewing, net of estimated denials. In addition to video and games on demand, revenue from high-speed internet access will be recognized in the period when access is provided. Revenue from other subscriber services will be recognized in the period that services are delivered. Revenue from the licensing of digital entertainment systems will be recognized when the equipment is installed and operable and there are no future obligations.

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

9. Research and development costs The Company conducts research and development to develop new products or product improvements/enhancements. Research and development costs, which includes but is not limited to salaries, technology consulting, and various computer equipment components, have been charged to expense as incurred.

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

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

11. Concentrations of Financial instruments that potentially subject the Company to significant concentration of credit risk consists of the total accounts receivable balance from one customer.

12. Loss per share Basic earnings (loss) per share (EPS) are calculated by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes E, F. I, and K are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

13. Advertising costs Advertising and marketing costs are expensed as incurred.

14. Reclassifications Certain reclassifications have been made to the 2003 financial statements to conform with the 2004 presentation.

NOTE B - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $9,742,720 from May 26, 2000 (inception) through October 31, 2004 including a loss of $2,157,619 for the year ended October 31, 2004. Current liabilities exceed current assets by $3,295,733 at October 31, 2004. The Company is a development stage enterprise and is just beginning to recognize revenue from operations. The Company has recognized minimal revenue during it's developmental stage from May 26, 2000 (inception) through October 31, 2004, which raises substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its current obligations on a continuing basis, to obtain financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company has installed its first Digital Entertainment System commercially, although the Company needs to obtain capital, either long-term debt or equity to continue the implementation of its overall business plan. The Company plans on pursuing the additional capital necessary to continue its overall business plan.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004

NOTE C - OTHER ASSETS

At October 31, 2004, other assets consisted of the following:

                                                     Short term     Long term

         Non trade receivables                     $     1,317     $     --
         Deposits                                       10,267           --
         Prepaid expenses                               60,500           --
         Deposits                                         --           24,909
         Promissory loan fee  (Note L)                    --          100,000
                                                    ----------    -----------

                                                   $    72,084    $   124,909
                                                    ==========    ===========

NOTE D - PROPERTY AND EQUIPMENT

At October 31, 2004 property and equipment and estimated useful lives consist of the following:
                                                            Amount      Years
                                                          ----------  ---------

     Computer equipment                                  $ 164,978       3-5
     Equipment under capital lease                         657,614       3-5
                                                          ----------
                                                           822,592
     Less accumulated depreciation and amortization         82,138
                                                          ----------

                                                         $ 740,454
                                                          ==========

NOTE E - NOTES PAYABLE

At October 31, 2004 the Company has notes payable totaling $2,469,800 due to various individuals and companies including $125,000 to current related parties including Board of Directors and Management. Of the total, $400,000 is written at 12% simple interest, $1,264,800 is written at 8 percent simple interest and $805,000 has no stated interest rate. Interest has been imputed from the date of issuance on all non-interest bearing notes payable. Of the total notes payable $632,800 is convertible at the option of the debt holder in the following amounts: $177,800 is convertible at $1.00 per share, $40,000 is convertible at $0.72 per share, $85,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share. The notes payable have maturities as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during
January 2003, $729,800 matured during August 2003, $25,000 matured during November 2003, $690,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $40,000 is due December 2004, $100,000 has no set maturity and is payable until paid in full and $400,000 is due on a set schedule of $20,000 per week beginning in November 2004 until paid in full using advances under the Company's Standby Equity Line. (Note K). Approximately $1,239,800 is past due as of October 31, 2004.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004

NOTE E - NOTES PAYABLE - CONTINUED

The Company has outstanding options to purchase Company stock under certain of the notes payable originated in the following amounts: 400,000 shares at $0.77, 120,000 shares at $0.72, and 20,000 shares at $0.50. All options granted in conjunction with new notes payable were granted at or above the fair market value on the date the notes payable were originated. Where necessary, the value of the options granted is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model. Expense is recognized at the time the options become exercisable.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $235,000 to current related parties. During the year ended October 31, 2004, the Company converted a total of $535,000 of notes payable under the UCC-1 into common stock of the Company including $135,000 to current related parties. As of October 31, 2004 there remains a total of $965,000 of notes payable under the UCC-1. The notes payable under the UCC-1 have maturities under the UCC-1 as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003 and $480,000 matured during August 2003 (Note M). On February 6th, 2003 the Company received a formal notice of default from ISOZ, LC regarding the $215,000 in notes payable to ISOZ, LC.

NOTE F - LONG TERM OBLIGATIONS

During the year ended October 31, 2004, the Company signed a capital lease agreement that included approximately $658,000 in equipment and approximately $357,000 in operating capital. The lease terms require approximately $25,000 in monthly payments over a 48 month term. The lease was guaranteed by an unrelated privately held Company. The privately held Company was granted 1,000,000 options to purchase common stock at $0.20 per share that expire February 4, 2006. Additionally, if the Company's outstanding shares surpass 20,000,000 prior to February 4, 2006, the privately held Company will be granted additional options at the then current market price to purchase shares equal to 2.5 percent of the then outstanding shares of the Company. Expense recognized for the period ended October 31, 2004 related to these options totaled $69,120. The equipment was recorded as equipment under capital leases.

The following is a schedule by year of future minimum payments under long term obligations, together with the present value of the net payments as of October 31, 2004:

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004

NOTE F - LONG TERM OBLIGATIONS - CONTINUED
                                                        Cash
                                                       proceeds
                                                        from
                                        Equipment       Lease        Total
                                        ----------   ----------   ----------
    2005                                $  197,098   $  106,033   $  303,131
    2006                                   197,098      106,033      303,131
    2007                                   197,098      106,033      303,131
    2008                                    71,394       35,344      106,738
    2009                                      --           --           --
                                        ----------   ----------   ----------

Total minimum payments                     662,688      353,443    1,016,131

Less amount representing interest           95,293       47,674      142,967
                                        ----------   ----------   ----------

Present value of net minimum payments      567,395      305,769      873,164

Less current portion                       150,058       82,628      232,686
                                        ----------   ----------   ----------

Long-term portion                       $  417,337   $  223,141   $  640,478
                                        ==========   ==========   ==========

NOTE G - INCOME TAXES

The Company has sustained losses in all periods presented. Consequently, there is no income tax provision or benefit for the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was $710,063 for the year ended October 31, 2004 ($696,048 for the year ended October 31, 2003, $1,037,737 for the year ended October 31, 2002, $885,842 for the year ended October 31, 2001 and $3,398,399 for the period May 28, 2000 (inception) through October 31, 2003).

As of October 31, 2004, the Company had net operating loss carryforwards for tax reporting purposes of approximately $8,257,000 expiring through 2024. Reconciliation of income taxes computed at the federal statutory rate and income tax expense are as follows:

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004

NOTE G - INCOME TAXES - CONTINUED

                                                                            Cumulative
                                                                              from
                                                                              May 28,
                                                                          (2000 inception)
                                               Year ended     Year ended     Through
                                               October 31,    October 31,   October 31,
                                                  2004           2003         2004
                                             ------------   ------------   ------------
Current
    Federal income taxes at
      statutory rate                         $  (733,590)   $  (676,427)   $(3,312,524)
    State income taxes net of
      federal benefit                            (66,455)       (61,591)      (316,763)
 Change in valuation allowance                   710,063        696,048      3,398,399
 Other                                            89,982         41,970        230,888

Deferred                                            --             --             --
                                             ------------   ------------   ------------
                          Total              $      --      $      --      $      --
                                             ============   ============   ============

Deferred taxes consist of the following:

                                             Year ended      Year ended
                                             October 31,     October 31,
                                                2004            2003
                                             ------------   ------------
  Current deferred taxes
   Allowance for doubtful accounts           $    223,800    $   220,070
   Deferred Compensation                          100,999           --
                                             ------------    -----------
           Total                                  324,799        220,070
   Less valuation allowance                    (3,398,399)    (2,688,336)
                                             ------------   ------------
           Total                               (3,073,600)    (2,468,266)
Long term deferred taxes
   Accumulated depreciation                        (5,315)        (8,267)
   Net operating losses                         3,078,915      2,476,533
                                             ------------   ------------
           Total                             $  3,073,600    $ 2,468,266
                                             ------------   ------------
                                                    --             --
                                              ===========    ===========

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004

NOTE H - LOSS PER SHARE

The following data show the amounts used in computing net earnings (loss) per common share, including the effect on net earnings (loss) for preferred stock dividends. For 2001, earnings (loss) applicable to common stock includes a noncash imputed dividend to the preferred shareholders. The imputed dividend equals the accretion of the redemption value on the Preferred Stock.

                                                                                              May 26,
                                                                                         2000 (inception)
                                                                                              Through
                                                        Year ended October 31,              October 31,
                                                         2004             2003                  2004
                                                    ---------------   --------------    ------------------


  Net earnings (loss)                            $     (2,157,619) $    (1,989,490)    $     (9,742,270)
  Imputed dividends on preferred stock                       --              --              (3,957,380)
                                                    ---------------   --------------    ------------------
  Net earnings (loss) applicable to common stock $     (2,157,619) $    (1,989,490)    $    (13,699,650)
                                                    ===============   ==============    ==================

The following data was used in computing loss per share:

                                                                                             May 26,
                                                                                         2000 (inception)
                                                       Year ended       Year ended           Through
                                                      October 31,       October 31,        October 31,
                                                          2004             2003                2004
                                                     --------------   --------------    -----------------
  Shares outstanding entire period                      6,346,996       5,876,596            4,278,686
  Net weighted-average shares issued during
     period                                             5,270,696         199,337              769,242
                                                     --------------   --------------    -----------------

  Weighted average number of common shares and
     dilutive potential common shares used in          11,617,692       6,075,933            6,529,869
     diluted EPS                                     ==============   ==============    =================

Shares issued in connection with the recapitalization have been included in the calculation of loss per share as though they were outstanding from inception. All common shares with dilutive potential described in Notes E, F, I and K are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004

Earnings (loss) per share - basic and diluted


                                                                                              From
                                                      Year ended        Year ended        May 26, 2000
                                                      October 31,       October 31,         Through
                                                         2004              2003           Oct. 31, 2004
                                                    ---------------   --------------    -----------------
  Earnings (loss) before imputed
     dividend                                     $         (0.19)  $        (0.33)    $        (1.49)
  Imputed dividend - (accretion)                               --               --              (0.61)
                                                    ---------------   --------------    -----------------

  Earnings (loss) per share attributable
     to common shareholders - basic
     and diluted                                 $          (0.19)  $        (0.33)    $        (2.10)
                                                    ===============   ==============    =================

NOTE I - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified key employees. The Company reserved 1,000,000 common shares that can be issued under the plan. Awards made under the plan are issued in units with each unit being convertible into one share of common stock at the option of the holder. The plan units vest, generally, over three years as specified in each individual grant. The individual units are issued with a strike price of $0.00. Accordingly, compensation expense is incurred by the Company over the vesting periods and is calculated using the stock price on the grant date times the number of shares vesting. During 2004, the Company recognized approximately $145,000 ($170,000 during 2003) of compensation expense with the issuance of 736,500 shares (119,400 shares during 2003) of stock under vesting schedules.

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

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004

NOTE I - STOCK INCENTIVE PLANS - CONTINUED

Additionally, during December 2003, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 9,200,000 options to purchase stock outside of the plans to employees and directors that vest at various times through FY 2004. The options were issued pursuant to the Restated Articles of Incorporation approved by a majority of the stockholders on November 15, 2000. The Restated Articles of Incorporation authorizes the Board of Directors to issue, from time to time, without any vote or other action by the stockholders, of any or all shares of the Corporation of any class at any time authorized, and any securities convertible into or exchangeable for such shares, in each case to such persons and for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine, provided that the consideration for the issuance of shares of stock of the corporation having par value shall not be less than such par value.

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

                                                                                                   Cumulative
                                                                                                     from
                                                                                                    May 28,
                                                                                                2000 (inception)
                                                                Year ended       Year ended         Through
                                                                October 31,      October 31,       October 31,
                                                                   2004             2003               2002
                                                              -------------     ------------       ------------
et earnings (loss):
As reported                                                   $(2,157,619)       $(1,989,490)     $( 9,742,720)
Proforma                                                      $(2,752,055)       $(1,989,490)     $(10,337,156)

Basic earnings (loss) per share:
As reported                                                        $(0.19)            $(0.33)           $(1.49)
Pro forma                                                          $(0.24)            $(0.33)           $(1.58)

Diluted earnings (loss) per share:
As reported                                                        $(0.19)            $(0.33)           $(1.49)
Pro forma                                                          $(0.24)            $(0.33)           $(1.58)

Weighted average fair value per plan unit
granted during the year                                            $ 0.13              $  -

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option's vesting period. The weighted-average fair value of stock options granted was $0.13 for the shares granted during the year ended October 31, 2004. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004

NOTE I - STOCK INCENTIVE PLANS - CONTINUED

                                           For the year ended
                                      -----------------------------
                                      October 31,       October 31,
                                         2004             2003

Risk-free interest rate                   2.5%              3.6%
Dividend yield                              0%                0%
Volatility factor                         .59               .59
Expected option term life in years        3.5               2.1


The following table summarizes stock option activity for the period May 26, 2000 (inception) through October 31, 2004:

                                         Shares subject      Weighted-average
                                           to options         exercise price
-----------------------------           -----------------    ----------------
Outstanding at May 26, 2000
  (inception)                                      --             $     -
  Granted                                          --             $     -
  Exercised                                        --             $     -
  Forfeited                                        --             $     -
                                        -----------------    ----------------

Outstanding at October 31, 2000                    --             $     -
  Granted                                     490,833             $  1.13
  Exercised                                    (5,000)            $  1.00
  Forfeited                                        --             $     -
                                        -----------------    ----------------

Outstanding at October 31, 2001               485,833             $  1.14
  Granted                                     185,400             $  1.08
  Exercised                                   (36,684)            $  1.35
  Forfeited                                  (416,249)            $  1.01
                                        -----------------    ----------------

Outstanding at October 31, 2002               218,300             $  1.30
                                        -----------------
  Granted                                          --             $     -
  Exercised                                  (119,400)            $  1.45
  Forfeited                                    (4,200)            $  1.40
                                        -----------------    ----------------

Outstanding at October 31, 2003                94,700             $  1.04
  Granted                                   9,955,000             $  0.13
  Exercised                                  (770,000)            $  0.19
  Forfeited                                    (2,400)            $  1.50
                                        -----------------    ----------------

Outstanding at October 31, 2004             9,277,300             $  0.14

Exercisable at October 31, 2004             9,200,000             $  0.13
                                        -----------------    ----------------

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004

NOTE I - STOCK INCENTIVE PLANS - CONTINUED

The plan units vest at various dates ranging from May 2003 through November 2005.A further summary of information related to options outstanding at October 31, 2004 is as follows:

                                                            Weighted Average                Weighted Average
Range of Exercise                   Number                Remaining Contractual              Exercise Price
Prices                    Outstanding / Exercisable           Life (Years)             Outstanding / Exercisable
                          -------------------------           ------------             -------------------------

$0.00 to 0.50               9,230,000 / 9,200,000               9.07                        $0.13 / $0.13
 0.51 to 1.00                  26,000 / -                       0.75                         0.70 / -
 1.01 to 1.50                  21,300 / -                       0.14                         1.22 / -
                               ------  ----                     ----                         ----  ----
                            9,277,300 / -                       9.03                         0.14 / -

NOTE J - RELATED PARTY TRANSACTIONS

As of October 31, 2004 the Company has 8% notes payable to current directors, and officers totaling $125,000. Additionally, the Company has 8% notes payable totaling $215,000 to a private entity of which a former director is the manager. The Company has accounts payable totaling $58,000 due to directors at October 31, 2004. Additionally, the Company has approximately $195,000 of payroll due to executive officers of the Company within accrued liabilities at October 31, 2004. As of October 31, 2004 executive officers and directors of the Company own approximately 13% of the outstanding stock.

NOTE K - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE

The Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. The agreement was completed in May 2004. Pursuant to the terms of the funding agreement with Cornell Capital, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of the company's common stock in amounts up to $350,000 per drawdown and up to $1 million per month to a maximum of $20 million over the 24 months following the effective date. The effective date of the agreement is the date that the Securities and Exchange Commission first declares a registration statement effective registering the resale of the securities. The drawdowns are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The Company filed a SB-2 on July 9, 2004 to register 19,314,099 shares and the SB-2 was declared effective by the Securities and Exchange Commission on July 22, 2004.The equity drawdowns are entirely at Videolocity's discretion and the agreement does not require minimum drawdowns. As of October 30, 2004, the Company had issued 140,746 registered shares to Cornell and received $38,000 under the agreement. The Company has placed 10,000,000 of the registered shares into escrow to facilitate drawdowns and the repayment of a $400,000 loan with Cornell (Note E). Those shares not issued under drawdowns or as repayment on the loan will be returned to the Company.

               Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004

NOTE K - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE

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

NOTE L - COMMITMENTS AND CONTINGINCIES

The Company is engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

Redeemable Preferred Stock

During December 2000, the Company issued 950,000 shares of series A preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, the Company exchanged 600,000 of the outstanding series A preferred shares for 180,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, the Company reached a settlement agreement on the redeemable preferred stock. The settlement agreement included the Company issuing 80,000 shares of common stock and total payments of $70,000, payable as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. As of October 31, 2004 the Company has a remaining balance on the settlement of $25,000.

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

               Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002,
                      October 31, 2003 and October 31, 2004

NOTE L - COMMITMENTS AND CONTINGINCIES - CONTINUED

Promissory Loan Agreement - Continued

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

The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. The motion to dismiss was denied by the Court on March 12, 2004. The $100,000 fee is included in other assets at October 31, 2004 pending outcome of the complaint. Management, based on the advice of legal counsel, believes that at a minimum the $100,000 is recoverable in its action against the privately held company.

Note Receivable

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at $10,000 at October 31, 2004. As of October 31, 2004, the Company has recorded an allowance for bad debt totaling $600,000 against the note receivable. The Company started a legal action against Merit Studios, Inc. toward collection of the note receivable. On May 29, 2003, the Company was awarded a summary judgment against Merit Studios, Inc. totaling approximately $673,000 plus reasonable costs and attorneys fees to collect.

NOTE M - SUBSEQUENT EVENTS

Notes Payable

As of February 9, 2005 approximately $1,239,800 of notes payable are past due. Management is currently in discussions with certain note holders pursuing extensions and/or conversions. As of February 9, 2005, the Company had made nine payments totaling $180,000 using $20,000 weekly advances under its Standby Equity Distribution Agreement, which resulted in approximately 1,699,000 shares being issued. (Notes E and K.)