Form 10QSB
period 2005-01-31
VIDEOLOCITY INTERNATIONAL INC
filed 2005-03-21
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the Quarterly Period ended January 31, 2005

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


                 1762A Prospector Avenue, Park City, Utah 84060
                    (Address of principal executive officers)

                    Issuer's telephone number: (435) 615-8338

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:



         Class                            Outstanding as of March 14, 2005
--------------------------               ------------------------------------
      Common Stock,                                  17,789,352
Par Value $0.001 par value


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]



                         VIDEOLOCITY INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                         Page
                                     PART I

Item 1.   Financial Statements...........................................................  2

Item 2.   Management's Discussion and Analysis or Plan of Operation...................... 18

Item 3.   Controls and Procedures........................................................ 22

                             PART II

Item 1.   Legal Proceedings.............................................................. 22

Item 2.   Changes in Securities and Use of Proceeds...................................... 23

Item 3.   Defaults Upon Senior Securities................................................ 23

Item 4.   Submissions of Matters to a Vote of Security Holders........................... 24

Item 5.   Other Information.............................................................. 24

Item 6.   Exhibits and Reports on Form 8-K............................................... 24

          Signatures..................................................................... 25

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                January 31, 2005

                                     ASSETS
 CURRENT ASSETS
    Cash                                                              $   143,374
    Accounts receivable                                                    13,190
    Other assets                                                           56,832
                                                                      -----------
             Total current assets                                         213,396

 Property and equipment, at cost, net                                     704,187
 Other assets                                                             124,909
                                                                      -----------

                                                                      $ 1,042,492
                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


 CURRENT LIABILITIES
    Accounts payable                                                  $   252,066
    Accrued liabilities                                                   344,629
    Accrued interest payable                                              334,852
    Notes payable - related parties                                       125,000
    Notes payable                                                       2,289,800
    Current portion of long term obligations                              235,523
                                                                      -----------
             Total current liabilities                                  3,581,870

    Long term obligations less current portion                            618,113
    Compensation debenture                                                390,000

 MINORITY INTERESTS                                                         4,866

 COMMITMENTS AND CONTINGENCIES                                               --

 STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 50,000,000 shares
      authorized, 17,766,452 issued and outstanding                        17,766
    Preferred stock, $0.001 par value; 1,000,000 shares
      authorized none outstanding                                            --
    Additional paid-in capital                                          6,632,509
    Deficit accumulated during the development stage                  (10,202,632)
                                                                      -----------
             Total stockholders' deficit                               (3,552,357)
                                                                      -----------
                                                                      $ 1,042,492
                                                                      ===========

        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                                                             From
                                                              Three months ended         May 26, 2000
                                                                 January 31,               through
                                                         ----------------------------
                                                             2005           2004       January 31, 2005
                                                         ------------    ------------    ------------
Revenues                                                 $     28,745    $       --      $     38,970
Cost of Goods Sold                                             17,232            --            25,961
                                                         ------------    ------------    ------------
Gross Profit                                                   11,513            --            13,009

Operating expenses
    Salaries, payroll taxes, and employee benefits            225,023         270,962       3,746,477
    Professional fees and consultants                          16,890           4,848       1,272,064
    Technology development consulting                          38,715          23,343         651,872
    Directors compensation through stock plan                    --              --            95,000
    Rent                                                       12,000          16,000         268,305
    Provision for bad debts                                      --              --           600,000
    Travel , conventions, meals and entertainment               9,967             835         217,253
    Depreciation and amortization                              36,267           6,324         181,908
    Utilities                                                   3,328           2,443          94,943
    Gain on transfer of license agreements                       --              --          (114,509)
    Write off of goodwill                                        --              --           958,628
    Other                                                      21,701           2,076         584,898
                                                         ------------    ------------    ------------

                                                              363,891         326,831       8,556,839
                                                         ------------    ------------    ------------

             Operating loss                                  (352,378)       (326,831)     (8,543,830)
                                                         ------------    ------------    ------------
Interest income                                                  --              --             5,578

Legal Settlement                                                 --              --           (97,400)

Gain on sale of stock, net                                       --              --           338,049

Interest and beneficial conversion expense                    (93,563)        (55,301)     (1,817,072)

Expense for stock options on guarantee, services, debt        (13,971)           --           (83,091)

Minority interests                                               --              --            (4,866)
                                                         ------------    ------------    ------------

             Loss before income taxes                        (459,912)       (382,132)    (10,202,632)
                                                         ------------    ------------    ------------
Income taxes                                                     --              --              --
                                                         ------------    ------------    ------------

             NET LOSS                                    $   (459,912)   $   (382,132)   $(10,202,632)
                                                         ============    ============    ============

Loss per common share
    Basic and Diluted                                    $      (0.03)   $      (0.06)

Weighted-average common and dilutive common
   equivalent shares outstanding Basic and Diluted         16,347,598       6,371,785

   The accompanying notes are an integral part of these financial statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                January 31, 2005

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

                                          (continued)

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                January 31, 2005
                                                                                                                        Accumulated
                                                Preferred stock                  Common stock            Additional      during the
                                            --------------------------    --------------------------      paid-in       Development
                                               Shares        Amount          Shares         Amount        capital           Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2003                  $     --      $      --         6,346,996    $    6,347    $  4,083,060  $  (7,585,101)

Fees related to
Equity
     Distribution Agreement                        --             --             --              --        (390,000)          --

Issuance of stock options for:
                                Guarantee          --             --             --              --          69,120           --

                                 Services          --             --             --              --          46,316           --

                                     Loan          --             --             --              --         140,432           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          736,500            736        215,464           --

                                 Services          --             --          500,000            500         87,500           --

                                     Cash          --             --          500,000            500        224,500           --

                   Cash under Equity Line          --             --          140,746            141         37,859           --

                       Conversion of debt          --             --        6,429,056          6,429      1,580,851           --

                    Stock incentive plans          --             --          770,000            770        144,081           --

                         Legal settlement          --             --           80,000             80         22,320           --

Net loss for the year                              --             --             --               --             --    (2,157,619)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2004                        --             --       15,503,298        15,503       6,261,503    (9,742,720)

Issuance of common stock for:
                   Conversion of debt              --             --          745,432           745         181,353           --
                Stock incentive plans              --             --           23,000            23          17,177           --
    Payment of debt using Equity Line              --             --        1,494,722         1,495         158,505           --


Issuance of stock options on loans                 --             --             --              --          13,971           --


Net loss for the period                            --             --             --             --             --        (459,912)
                                            -----------    -----------     -----------    -----------    -----------   -----------
Balance at January 31, 2005                 $      --      $      --        17,766,452    $   17,766    $ 6,632,509  $(10,202,632)
                                            ===========    ===========     ===========    ===========    ===========  =============

   The accompanying notes are an integral part of these financial statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                       From
                                                                                                   May 26, 2000
                                                                     For the three months ended     (inception)
                                                                             January 31,              Through
                                                                    ----------------------------
                                                                        2005            2004      January 31, 2005
                                                                    ------------    ------------  ----------------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                     $   (459,912)   $   (382,132)   $(10,202,632)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                             --              --             4,866
             Provision for bad debts                                        --              --           600,000
             Write off of goodwill                                          --              --           958,628
             Gain on sale of investment stock                               --              --          (338,049)
             Gain on transfer of license                                    --              --          (114,509)
             Depreciation and amortization                                36,267           6,324         181,913
             Interest expense recognized on beneficial conversion           --              --           423,900
             Issuance of common stock under stock plans                   17,200         105,700         791,158
             Issuance of common stock for services                          --              --           553,832
             Issuance of common stock for interest                          --              --           507,092
             Options issued on guarantee, services, and loans             13,971            --           269,839
             Issuance of common stock for legal settlement                  --              --            22,400
             Changes in assets and liabilities
                Accounts receivable                                       (4,152)           --           (13,190)
                Other assets                                              15,252          (3,222)       (181,741)
                Accounts payable and accrued liabilities                   5,591         206,760         596,695
                Accrued interest                                          67,989          55,302         554,230
                                                                    ------------    ------------    ------------

                  Total adjustments                                      152,118         370,864       4,817,064
                                                                    ------------    ------------    ------------

                  Net cash used in operating activities                 (307,794)        (11,268)     (5,385,568)
                                                                    ------------    ------------    ------------

    Net cash flows from investing activities -
       Investment stock and licenses, net                                   --              --           555,791
       Increase in notes receivable                                         --              --          (600,000)
       Purchase of property and equipment                                   --              --          (164,977)
                                                                    ------------    ------------    ------------

                  Net cash flows used in investing activities               --              --          (209,186)
                                                                    ------------    ------------    ------------

    Cash flows from financing activities
       Increase in notes payable                                         285,000          20,000       4,479,800
       Proceeds from lease                                                  --              --           357,000
       Cash received on equity distribution agreement                       --              --            38,000
       Payments on lease                                                 (19,528)           --          (160,978)
       Proceeds from issuance of common stock                               --              --         1,024,306
                                                                    ------------    ------------    ------------

                  Net cash provided by financing activities              265,472          20,000       5,738,128
                                                                    ------------    ------------    ------------

                  Net increase (decrease) in cash                        (42,322)          8,732         143,374

Cash at beginning of period                                              185,696          10,385            --
                                                                    ------------    ------------    ------------

Cash at end of period                                               $    143,374    $     19,117    $    143,374
                                                                    ============    ============    ============

Supplemental disclosures of cash flow information
-------------------------------------------------
    Cash paid during the period for
       Interest                                                     $       --      $       --      $       --
       Income taxes                                                         --              --              --

Noncash investing and financing activities
------------------------------------------
During the three months ended January 31, 2005 the Company converted $160,000 of notes payable using its equity distribution agreement. Additionally, the Company converted $180,000 of notes payable and $2,000 of accrued interest payable into common stock.

         The accompanying notes are an integral part of these statements

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. (the Company) as of January 31, 2005 and for the three months ended January 31, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three months ended January 31, 2005 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2004. The results of operations for the three months ended January 31, 2005 may not be indicative of the results that may be expected for the year ending October 31, 2006.

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

At January 31, 2005, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company had just begun to recognize revenue from its planned principal operations.

On December 1, 2000, the Company completed a reverse stock split of our issued and outstanding shares on a 0.61 share for one share basis. On March 1, 2002 the Company completed a reverse common stock split of one share for ten outstanding shares. This report has been completed showing after stock split shares from inception. As of September 16, 2004, the Company received written consent from shareholders representing approximately 55 percent of the outstanding shares, at that time, to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 and the number of authorized shares of preferred stock from 1,000,000 to 5,000,000. Subsequent to January 31, 2005, the Company filed the appropriate documentation with the State of Nevada based on the written consent of the shareholders.

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

NOTE E - NET EARNINGS (LOSS) PER SHARE

Basic  Earnings  (Loss) Per Share (EPS) are  calculated by dividing net earnings
(loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes I, J, K and N are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

NOTE F - NOTE RECEIVABLE

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at approximately $10,000 on January 31, 2005. The Company started a legal action against Merit Studios, Inc. toward collection of the note receivable. On May 29, 2003, the Company was awarded a summary judgment against Merit Studios, Inc. totaling approximately $673,000 plus reasonable costs and attorney's fees to collect (Note M). As of January 31, 2005, the Company has recorded an allowance for bad debt totaling $600,000 against the note receivable.

NOTE G - OTHER ASSETS

At January 31, 2005, other assets consisted of the following:

                                               Short term     Long term

Non trade receivables                          $  1,317       $   --
Deposits                                            267         24,909
Prepaid expenses                                 55,248           --
Promissory loan fee  (Note M)                      --          100,000
                                               --------       --------

                                               $ 56,832       $124,909
                                               ========       ========

                Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - PROPERTY AND EQUIPMENT

At January 31, 2005, property and equipment and estimated useful lives consist of the following:
                                                        Amount         Years
                                                      ----------     ---------

         Equipment                                   $ 164,978       3-5
         Equipment under capital lease                 657,614       3-5
                                                      ----------
                                                       822,592
         Less accumulated depreciation
           and amortization                            118,405
                                                      ----------

                                                     $ 704,187
                                                      ==========

NOTE I - NOTES PAYABLE

The Company originated approximately $265,000 in notes payable during the three months ended January 31, 2005. The Company also received the final $20,000 of a note originated in a prior quarter. Of the total, $15,000 is convertible at $0.12 per share and was granted an option to purchase 60,000 shares of Videolocity common stock at $0.12 per share through the second anniversary of the agreement, and $250,000 of the total is convertible at $0.14 per share with the holder being granted an option to purchase 200,000 shares of Videolocity common stock at $0.14 per share through the second anniversary of the agreement. The $15,000 note payable is due during June 2005 and the $250,000 promissory note is payable on demand after the Company has secured and received a minimum of five million in debt or equity funding or during July 2005. The value of the options granted is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model. Expense was recognized at the time the options become exercisable.

At January 31, 2005 the Company has notes payable totaling $2,414,800 due to various individuals and companies including $125,000 to current related parties including Board of Directors and Management. Of the total, $240,000 is written at 12%, $1,154,800 is written at 8 percent, $250,000 is variable between 10 percent and 25 percent depending on repayment date and $770,000 has no stated interest rate. Interest has been imputed from the date of issuance on all non-interest bearing notes payable. Of the total notes payable $587,800 is convertible at the option of the debt holder in the following amounts: $167,800 is convertible at $1.00 per share, $60,000 is convertible at $0.72 per share, $15,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share and $15,000 is convertible at $0.12 per share.

The notes payable have maturities as follows: $20,000 matured during October 2002, $335,000 matured during November 2002, $30,000 matured during January 2003, $719,800 matured during August 2003, $25,000 matured during November 2003, $15,000 matured during September 2004, $605,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $75,000 is due June 2005, $250,000 is due during July 2005, $100,000 has no set maturity and is payable until paid in full and $240,000 is due on a set schedule of $20,000 per week (subsequently changed to $10,000 per week) beginning in November 2004 until paid in full using advances under the Company's Standby Equity Distribution Agreement. (Note N). Approximately $1,144,800 is past due as of January 31, 2005. (Note R)

                Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has outstanding options to purchase Company stock under certain of the notes payable originated in the following amounts: 400,000 shares at $0.77, 120,000 shares at $0.72, 20,000 shares at $0.50, 200,000 shares at $0.14, and
60,000 shares at $0.12. All options granted in conjunction with new notes payable were granted at or above the fair market value on the date the notes payable were originated. Where necessary, the value of the options granted is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model. Expense is recognized at the time the options become exercisable.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of
Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $100,000 to current related parties. During the year ended October 31, 2004, the Company converted a total of $535,000 of notes payable under the UCC-1 into common stock of the Company including $135,000 to current related parties. During the quarter ended January 31, 2005, the Company converted a total of $100,000 of notes payable under the UCC-1 into common stock of the company. As of January 31, 2005 there remains a total of $865,000 of notes payable under the UCC-1. The notes payable under the UCC-1 have maturities under the UCC-1 as follows: $20,000 matured during October 2002, $335,000 matured during November 2002, $30,000 matured during January 2003 and $480,000 matured during August 2003. On February 6th, 2003 the Company received a formal notice of default from ISOZ, LC regarding the $215,000 in notes payable to ISOZ, LC.

NOTE J - LONG TERM OBLIGATIONS

The Company has a capital lease agreement that includes approximately $658,000 in equipment and approximately $357,000 in operating capital. The lease terms require approximately $25,000 in monthly payments over a 48 month term. The lease was guaranteed by an unrelated privately held Company. The privately held Company was granted 1,000,000 options to purchase common stock at $0.20 per share that expire February 4, 2006. Additionally, if the Company's outstanding shares surpass 20,000,000 prior to February 4, 2006, the privately held Company will be granted additional options at the then current market price to purchase shares equal to 2.5 percent of the then outstanding shares of the Company. Expense recognized for the period ended October 31, 2004 related to these options totaled $69,120. The equipment was recorded as equipment under capital leases.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a schedule by year of future minimum payments under long term obligations, together with the present value of the net payments as of January 31, 2005:
                                                    Cash
                                                   proceeds
                                                    from
                                       Equipment    Lease       Total
                                        --------   --------   --------
    Through January 31, 2006            $197,098   $106,033   $303,131
    Through January 31, 2007             197,098    106,033    303,131
    Through January 31, 2008             197,098    106,033    303,131
    Through January 31, 2009              53,546     26,508     80,054
    Thereafter                              --         --         --
                                        --------   --------   --------

Total minimum payments                   644,840    344,607    989,447

Less amount representing interest         90,358     45,453    135,811
                                        --------   --------   --------

Present value of net minimum payments    554,482    299,154
                                                               853,636

Less current portion                     152,295     83,228    235,523
                                        --------   --------   --------

Long-term portion                       $402,187   $215,926   $618,113
                                        ========   ========   ========

NOTE K - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified key employees. The Company reserved 1,000,000 common shares that can be issued under the plan. Awards made under the plan are issued in units with each unit being convertible into one share of common stock at the option of the holder. The plan units vest, generally, over three years as specified in each individual grant. The individual units are issued with a strike price of $0.00. Accordingly, compensation expense is incurred by the Company over the vesting periods and is calculated using the stock price on the grant date times the number of shares vesting. During the quarter ended January 31, 2005, the Company recognized approximately $17,000 ($8,000 during the quarter ended January 31, 2004) of compensation expense with the issuance of 23,000 (7,300 during the quarter ended January 31, 2004) shares of stock under vesting schedules. Through January 31, 2005, the Company has issued a total of 954,084 shares under the plan.

On March 26, 2002 the Company filed an additional stock option and stock award plan, which had been approved by the shareholders of Pine View Technologies in November 2001. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. During the first quarter of 2004, the Board of Directors approved 30,000 shares for issuance to consultants of the Company under the plan but to date have not issued the shares. Through January 31, 2005, the Company has issued a total of 467,855 shares under the Plan.

Additionally, during December 2003, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 9,200,000 options to purchase stock outside of the plans to employees and directors that vested at various times through FY 2004. The options were issued pursuant to the Restated Articles of Incorporation approved by a majority of the stockholders on November 15, 2000. The Restated Articles of Incorporation authorizes the Board of Directors to issue, from time to time, without any vote or other action by the stockholders, of any or all shares of the Corporation of any class at any time authorized, and any securities convertible into or exchangeable for such shares, in each case to such persons and for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine, provided that the consideration for the issuance of shares of stock of the corporation having par value shall not be less than such par value.

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

                                                                                     Cumulative
                                                                                     from May 28,
                                                                                   2000 (inception)
                                                 Quarter ended    Quarter ended         Through
                                                   January 31,      January 31,       January 31,
                                                      2005             2004               2005
                                                 -------------     ------------       ------------
Net earnings (loss):
As reported                                      $(459,912)        $(382,132)        $(10,202,632)
Proforma                                         $(459,912)        $(477,293)        $(10,797,068)

Basic earnings (loss) per share:
As reported                                        $(0.03)           $(0.06)              $(1.45)
Pro forma                                          $(0.03)           $(0.08)              $(1.53)

Diluted earnings (loss) per share:
As reported                                        $(0.03)           $(0.06)              $(1.45)
Pro forma                                          $(0.03)           $(0.08)              $(1.53)

Weighted average fair value per plan unit
granted during the quarter                         $ 0.27            $ 0.13

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option's vesting period. The weighted-average fair value of stock options granted was $0.27 for the shares granted during the three months ended January 31, 2005. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         For the quarter ended
                                     ------------------------------
                                       January 31,    January 31,
                                           2004           2003
                                     --------------   -------------
Risk-free interest rate                  3.5%              3.6%
Dividend yield                             0%                0%
Volatility factor                        .59               .59
Expected option term life in years       3.5               2.1


The following table summarizes stock option activity for the period May 26, 2000 (inception) through October 31, 2004:

                                           Shares subject      Weighted-average
                                             to options         exercise price
                                          -----------------    -----------------
Outstanding at May 26, 2000
  (inception)                                        --              $     -
  Granted                                            --              $     -
  Exercised                                          --              $     -
  Forfeited                                          --              $     -
                                          -----------------    -----------------

Outstanding at October 31, 2000                      --              $     -
  Granted                                       490,833              $  1.13
  Exercised                                      (5,000)             $  1.00
  Forfeited                                          --              $     -
                                          -----------------    -----------------

Outstanding at October 31, 2001                 485,833              $  1.14
  Granted                                       185,400              $  1.08
  Exercised                                     (36,684)             $  1.35
  Forfeited                                    (416,249)             $  1.01
                                          -----------------    -----------------

Outstanding at October 31, 2002                 218,300              $  1.30
  Granted                                            --              $     -
  Exercised                                    (119,400)             $  1.45
  Forfeited                                      (4,200)             $  1.40
                                          -----------------    -----------------

Outstanding at October 31, 2003                  94,700              $  1.04
  Granted                                     9,955,000              $  0.13
  Exercised                                    (770,000)             $  0.19
  Forfeited                                      (2,400)             $  1.50
                                          -----------------    -----------------

Outstanding at October 31, 2004               9,277,300              $  0.14
  Granted                                        20,000                 0.27
  Exercised                                     (23,000)                0.75
  Forfeited                                          --                    -
                                          -----------------    -----------------

Outstanding at January 31, 2005               9,274,300              $  0.13

Exercisable at January 31, 2005               9,230,000              $  0.13
                                          -----------------    -----------------

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The plan units vest at various dates ranging through November 2005. A further summary of information related to options outstanding at Janaury 31, 2005 is as follows:

                                                        Weighted Average          Weighted Average
Range of Exercise                   Number            Remaining Contractual        Exercise Price
Prices                    Outstanding / Exercisable       Life (Years)       Outstanding / Exercisable
                          -------------------------       ------------       -------------------------

$0.00 to 0.50               9,240,000 / 9,230,000           8.79                  $0.13 / $0.13
 0.51 to 1.00                  23,500 / -                   0.58                   0.70 / -
 1.01 to 1.50                  10,800 / -                   0.01                   1.22 / -
                               ------  ----                 ----                   ----  ----
                            9,274,300 / 9,230,000           8.76                   0.13 / -


NOTE L - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was approximately $166,000 for the three months ended January 31, 2005.

As of January 31, 2005, the Company had net operating loss carryforwards for tax reporting purposes of approximately $8,756,000 expiring through 2024.

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

During December 2000, the Company issued 950,000 shares of series A preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, the Company exchanged 600,000 of the outstanding series A preferred shares for 180,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, the Company reached a settlement agreement on the redeemable preferred stock. The settlement agreement included the Company issuing 80,000 shares of common stock and total payments of $70,000, payable as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. As of January 31, 2005 the Company has a remaining balance on the settlement of $5,000.

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

After weeks of delays and promises regarding funding, the privately held company signed an addendum to the original note promising funding of the note by September 19, 2003. When the funding was not met according to the addendum, the privately held company signed a second addendum promising funding of the note by November 10, 2003. After months of delays, and the privately held company not fulfilling the terms of the original agreement and/or the signed addendums the Company filed a multi count civil complaint against the privately held company. The $100,000 fee is included in other assets at January 31, 2005 pending outcome of the complaint. Management, based on the advice of legal counsel, believes that at a minimum the $100,000 is recoverable in its action against the privately held company. The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. This motion to dismiss was denied by the Court on March 12, 2004.

NOTE N - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE

During May 2004, the Company entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Pursuant to the terms of the funding agreement with Cornell Capital, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of the company's common stock in amounts up to $350,000 per drawdown and up to $1 million per month to a maximum of $20 million over the 24 months following the effective date. The effective date of the agreement is the date that the Securities and Exchange Commission first declared

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


a registration statement effective registering the resale of the securities. The Company filed a Form SB-2 on July 9, 2004 to register 19,314,099 shares of common stock and the Form SB-2 was declared effective by the Securities and Exchange Commission on July 22, 2004. The equity drawdowns are entirely at Videolocity's discretion and the agreement does not require minimum drawdowns. The Company has placed 10,000,000 of the registered shares into escrow to facilitate drawdowns. The Company has a note payable totaling $400,000 loan with Cornell which is being paid back on a weekly basis using drawdowns on the SEDA (Note I). As of January 31, 2005, the Company had issued 140,746 shares to Cornell and received $38,000 through a drawdown on the SEDA. Additionally, the Company issued 1,494,722 shares on drawdowns under the SEDA using the proceeds to repay $160,000 of the loan. Those shares held in escrow that are not issued under drawdowns will be returned to the Company.

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

NOTE O - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of January 31, 2005, current officers and directors have made 8.0 percent loans to the Company totaling approximately $125,000. The Company has accounts payable totaling approximately $58,000 due to a director. Additionally, the Company has approximately $195,000 of payroll due to executive officers of the Company recorded within accrued liabilities at January 31, 2005. As of January 31, 2005, Directors and Executive Officers of the Company hold approximately 12 percent of the outstanding shares.

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

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R - SUBSEQUENT EVENTS

Notes Payable

As of March 18, 2005 approximately $1,144,800 of notes payable are past due. Management is currently in discussions with certain note holders pursuing extensions and/or conversions.

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

We are capable of providing a wireless system and also offer a parallel system over wire using fiber architectures. Our DES(TM) is available on either a Microsoft or Linux operating system in a stand-alone set top box. The flexible, highly customizable and fully scalable delivery platforms combined with advanced embedded software applications allow for full remote system upgrades and easy updates of content and/or system enhancements. Our DES(TM) permits viewers to select from an extensive library of movie titles, informational/educational content and view their selections on their television screens, lap top computers or PDAs. Content is owned by third parties, such as movie studios, and is paid for on a revenue share basis when the content is viewed on the DES(TM). All content is protected through our proprietary encryption and encoding process, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast.

We intend to use our existing capital, together with proceeds from prospective future financings, to continue marketing and deployment of our DES and to fund development of new technologies and enhancements of existing proprietary technologies. Management estimates that minimum expenses to carry out our business plan during the next twelve months will be approximately $2.6 million, consisting of $1.45 million in payroll, payroll taxes, employee health insurance and other related employee costs including the hiring of additional personnel, $160,000 for office rent, utilities, and related costs, and $310,000 for marketing and related expenses, and $330,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be a minimum of approximately $350,000 during the next twelve months. We will also incur substantial additional costs in connection with the manufacture and deployment of the DES. Management further estimates that such costs will be a minimum of $10 million over the next two years but we are optimistic that we will be able to cover most of those costs from future long-term lease financing.

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

           Internet access         $ 6.95 to $ 12.95 each 12 or 24 hour period
           Video on demand         $ 5.95 to $ 12.95 per viewing
           Games                   $ 2.95 to $ 6.95 each 1 to 4 hour period

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

Liquidity and Capital Resources

During the three months ended January 31, 2005, our total current assets decreased approximately $53,000 and total assets decreased approximately $90,000 from approximately $1,132,000 to approximately $1,042,000. The decrease in current assets is primarily due to use of cash for operational expenses during the quarter. The decrease in the remaining assets is primarily due to depreciation taken on property and equipment.

During the three months ended January 31, 2005, total current liabilities increased from approximately $3,563,000 to approximately $3,582,000. This net increase totaling approximately $19,000 to our current liabilities is attributed primarily to the reduction of accounts payable of approximately $22,000 offset by an increase to accrued liabilities of approximately $27,000, an increase to accrued interest payable of approximately $66,000 and an increase to notes payable of $285,000 offset by the conversion of notes payable to common stock of approximately $160,000 and the payment of approximately $180,000 of notes payable using our Standby Equity Distribution Agreement. Long term liabilities were decreased by the scheduled payments of approximately $20,000 toward long term obligations.

A total of $285,000 in notes payable were originated during the three months ended January 31, 2005. The total amount borrowed is being used for general operational expenses. $15,000 of the new notes payable is convertible at $0.12 per share which was the market value of our common stock on the date of origination. $35,000 of the notes payable generated during the three months ended January 31, 2005 is payable during June of 2005 and the remaining $250,000 of the notes payable generated during the three months ended January 31, 2005 is payable during July 2005.

Results of Operations

To date, we have been a development stage company and are just beginning to realize revenue from our planned operations. During the three months ended January 31, 2005 we realized approximately $29,000 in revenue generated through our Digital Entertainment System with hotel guests purchasing Internet access, video content, and games. We began to install our DES into a signed contract during the fourth quarter of our fiscal year ended October 31, 2004 and finished installation during November 2004. Cost of goods sold for the three months ended January 31, 2005 totaled approximately $17,000 resulting in gross profit for the three months of approximately $12,000. Cost of goods sold consists primarily of the variable content cost for each usage, interest on an equipment lease and depreciation on the equipment. As we continue to add content to the system we anticipate that revenue will increase and the resulting gross profit and gross profit percentage will increase.

For the three months ended January 31, 2005, operational expenses increased approximately $37,000, or approximately 11 percent, as compared to the three months ended January 31, 2004. This is attributed primarily to an increase in consulting and technology development expenses of approximately $27,000, due to working on enhancements of our existing technologies. Also contributing to the increase in expenses was an increase in depreciation and amortization of approximately $30,000. We also had an increase in our non operating expenses of approximately $52,000, which included additional expenses recorded for the issuance of options with notes payable combined with interest from a capital lease and interest expense from a compensation debenture that the Company did not have in the prior year.

Management anticipates that as we scale up the installation of our DES(TM), our expenses will increase proportionately. Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance

Net Operating Loss

As of January 31, 2005, we have, together with our subsidiaries, accumulated a net operating loss carryforward of approximately $8,756,000, with an operating loss tax benefit of approximately $3,566,000. A tax benefit has not been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the realization of the future tax benefit cannot be established. The net operating loss will expire through 2024.

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


                                     PART II

Item 1. Legal Proceedings

During December 2000 we issued 950,000 shares of preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, we exchanged 180,000 shares of our common stock for 600,000 shares of the preferred stock. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, we reached a settlement agreement which included our issuing 80,000 shares of common stock and payments totaling $70,000 as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. As of January 31, 2005 we have a remaining balance of $5,000.

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

After weeks of delays and promises regarding funding, the privately held company signed an addendum to the original note promising funding of the note by September 19, 2003. When the funding was not met according to the addendum, the privately held company signed a second addendum promising funding of the note by November 10, 2003. After months of delays, and the privately held company not fulfilling the terms of the original agreement and/or the signed addendums we filed a multi count civil complaint against the privately held company. The $100,000 fee is included in other assets at January 31, 2005 pending outcome of the complaint. Management, based on the advice of legal counsel, believes that at a minimum the $100,000 is recoverable in its action against the privately held company. The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. This motion to dismiss was denied by the Court on March 12, 2004.

We are engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended January 31, 2005, we issued an aggregate of 745,432 shares of common stock all of which were issued on conversions of notes payable.

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

Item 3. Defaults Upon Senior Securities

On February 6, 2003 we received a formal notice of default from ISOZ, LC regarding our $215,000 in notes payable to ISOZ, LC. As of March 18, 2004 we are in default on notes payable due to ISOZ, LC. totaling $215,000 and current accrued interest of approximately $63,000.

Our notes payable have maturities or have been extended as follows: $20,000 matured during October 2002, $335,000 matured during November 2002, $30,000 matured during January 2003, $719,800 matured during August 2003, $25,000 matured during November 2003, $15,000 matured during September 2004, $605,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $75,000 is due during June 2005, $250,000 is due during July 2005, $100,000 has no set maturity and is payable until paid in full and $240,000 is due on a set schedule of $20,000 per week (subsequently changed to $10,000 per week) beginning in November 2004 until paid in full using drawdowns under the Company's Standby Equity Distribution Agreement. Approximately $1,144,800 is past due as of March 18, 2005. We are actively pursuing extensions and/or conversions on the notes payable.

Item 4. Submissions of Matters to a Vote of Security Holders

This Item is not applicable

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

                             VIDEOLOCITY INTERNATIONAL, INC.





                              BY:  /S/  ROBERT E. HOLT
                                   ------------------------------------
                                   ROBERT E. HOLT
                                   President and Director
                                   Date:  March 21, 2005



                              BY:  /S/  CORTNEY TAYLOR
                                   ------------------------------------
                                   CORTNEY TAYLOR
                                   Chief Financial Officer
                                   (Principal accounting Officer)
Date:  March 21, 2005