Form 10QSB
period 2005-04-30
VIDEOLOCITY INTERNATIONAL INC
filed 2005-06-20
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the Quarterly Period ended April 30, 2005

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


                 1762A Prospector Avenue, Park City, Utah 84060
                 -----------------------------------------------
                    (Address of principal executive officers)

                    Issuer's telephone number: (435) 615-8338

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:


           Class                            Outstanding as of June 15, 2005
---------------------------                  -----------------------------------
       Common Stock,                                  20,086,585
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

Item 2.           Management's Discussion and Analysis or Plan of Operation...................... 17

Item 3.           Controls and Procedures........................................................ 21

                                     PART II

Item 1.           Legal Proceedings.............................................................. 21

Item 2.           Changes in Securities and Use of Proceeds...................................... 22

Item 3.           Defaults Upon Senior Securities................................................ 23

Item 4.           Submissions of Matters to a Vote of Security Holders........................... 23

Item 5.           Other Information.............................................................. 23

Item 6.           Exhibits and Reports on Form 8-K............................................... 23

                  Signatures..................................................................... 24

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                 April 30, 2005

                                     ASSETS

CURRENT ASSETS
   Cash                                                      $     18,871
   Accounts receivable                                             22,423
   Other assets                                                    51,122
                                                             ------------
            Total current assets                                   92,416

Property and equipment, at cost, net                              668,390
Other assets                                                      124,909
                                                             ------------

                                                             $    885,715
                                                             ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                          $    274,189
   Accrued liabilities                                            598,196
   Accrued interest payable                                       363,441
   Notes payable - related parties                                125,000
   Notes payable                                                2,239,800
   Current portion of long term obligations                       235,930
                                                             ------------
            Total current liabilities                           3,836,556

   Long term obligations less current portion                     615,104
   Compensation debenture                                         370,000

MINORITY INTERESTS                                                  4,866

COMMITMENTS AND CONTINGENCIES                                        --

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares
     authorized, 19,829,783 issued and outstanding                 19,830
   Preferred stock, $0.001 par value; 5,000,000 shares
     authorized none outstanding                                     --
   Additional paid-in capital                                   6,766,083
   Deficit accumulated during the development stage           (10,726,724)
                                                             ------------
            Total stockholders' deficit                        (3,940,811)
                                                             ------------
                                                             $    885,715
                                                             ============


        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                                                                                           From
                                                              Three months ended              Six months ended         May 26, 2000
                                                                   April 30,                     April 30,               through
                                                         ----------------------------  ----------------------------      April 30
                                                             2005           2004           2005           2004             2005
                                                         ------------    ------------  ------------    ------------    ------------
Revenues                                                 $     32,298    $       --    $     61,043    $       --      $     71,268
Cost of Goods Sold                                             23,088            --          40,320            --            49,049
                                                         ------------    ------------  ------------    ------------    ------------
Gross Profit                                                    9,210            --          20,723            --            22,219

Operating expenses
    Salaries, payroll taxes, and employee benefits            357,863         193,727       582,886         464,689       4,104,340
    Professional fees and consultants                          17,875          28,316        34,765          33,164       1,289,939
    Technology development consulting                          45,070          29,594        83,785          52,937         696,942
    Directors compensation through stock plan                    --              --            --              --            95,000
    Rent                                                       12,000           8,000        24,000          24,000         280,305
    Provision for bad debts                                      --              --            --              --           600,000
    Travel , conventions, meals and entertainment               9,040           6,108        19,007           6,943         226,293
    Depreciation and amortization                              35,797           6,323        72,064          12,647         217,705
    Utilities                                                   5,161           8,216         8,489          10,659         100,104
    Gain on transfer of license agreements                       --              --            --              --          (114,509)
    Write off of goodwill                                        --              --            --              --           958,628
    Other                                                      14,045          18,581        35,746          20,657         598,943
                                                         ------------    ------------  ------------    ------------    ------------

                                                              496,851         298,865       860,742         625,696       9,053,690
                                                         ------------    ------------  ------------    ------------    ------------

             Operating loss                                  (487,641)       (298,865)     (840,019)       (625,696)     (9,031,471)
                                                         ------------    ------------  ------------    ------------    ------------
Interest income                                                  --              --            --              --             5,578

Legal Settlement                                                 --           (97,400)         --           (97,400)        (97,400)

Gain on sale of stock, net                                       --              --            --              --           338,049

Interest and beneficial conversion expense                    (30,896)       (141,810)     (124,459)       (197,111)     (1,847,968)

Expense for stock options on guarantee, services, debt         (5,555)        (69,120)      (19,526)        (69,120)        (88,646)

Minority interests                                               --              --            --              --            (4,866)
                                                         ------------    ------------  ------------    ------------    ------------

             Loss before income taxes                        (524,092)       (607,195)     (984,004)       (989,327)    (10,726,724)
                                                         ------------    ------------  ------------    ------------    ------------
Income taxes                                                     --              --            --              --              --
                                                         ------------    ------------  ------------    ------------    ------------

             NET LOSS                                    $   (524,092)   $   (607,195) $   (984,004)   $  (989,327)   $(10,726,724)
                                                         ============    ============  ============    ============    ============

Loss per common share
    Basic and Diluted                                    $      (0.03)   $      (0.06) $      (0.06)   $      (0.13)

Weighted-average common and dilutive common
   equivalent shares outstanding Basic and Diluted         18,682,520       9,559,225    17,495,709       7,943,015

   The accompanying notes are an integral part of these financial statements.

                                                      Videolocity International Inc. and Subsidiaries
                                                               (A Development Stage Company)

                                            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                                       April 30, 2005
                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                Preferred stock                  Common stock            Additional      during the
                                            --------------------------    --------------------------      paid-in       Development
                                             Shares        Amount           Shares          Amount        capital           Stage
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
                                                            (continued)

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 April 30, 2005
                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                Preferred stock                  Common stock            Additional      during the
                                            --------------------------    --------------------------      paid-in       Development
                                             Shares        Amount           Shares          Amount        capital           Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2003                  $     --      $      --         6,346,996    $    6,347    $  4,083,060  $  (7,585,101)

Fees related to
Equity Distribution Agreement                      --             --             --              --        (390,000)          --

Issuance of stock options for:
                                Guarantee          --             --             --              --          69,120           --
                                 Services          --             --             --              --          46,316           --
                                     Loan          --             --             --              --         140,432           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          736,500            736        215,464           --
                                 Services          --             --          500,000            500         87,500           --
                                     Cash          --             --          500,000            500        224,500           --
                   Cash under Equity Line          --             --          140,746            141         37,859           --
                       Conversion of debt          --             --        6,429,056          6,429      1,580,851           --
                    Stock incentive plans          --             --          770,000            770        144,081           --
                         Legal settlement          --             --           80,000             80         22,320           --

Net loss for the year                              --             --             --               --             --    (2,157,619)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2004                        --             --       15,503,298        15,503       6,261,503    (9,742,720)

Issuance of common stock for:
                   Conversion of debt              --             --          745,432           745         181,353           --
                Stock incentive plans              --             --           23,000            23          17,177           --
  Issuance of stock under Equity Line              --             --        1,494,722         1,495         158,505           --


Issuance of stock options on loans                 --             --             --              --          13,971           --


Net loss for the period                            --             --             --             --             --        (459,912)
                                            -----------    -----------     -----------    -----------    -----------   -----------
Balance at January 31, 2005                        --             --        17,766,452        17,766      6,632,509   (10,202,632)

Issuance of common stock for:
                Stock incentive plans              --             --           22,900            23          17,027           --
  Issuance of stock under Equity Line              --             --        1,493,764         1,494          88,506           --
     Payment on compensatin debenture              --             --          500,000           500          19,500           --
                     Legal settlement              --             --           30,000            30           1,170           --
Bonus interest and extensions of debt              --             --           16,667            17           1,816           --

Issuance of stock options on loans                 --             --             --              --           5,555           --


Net loss for the period                            --             --             --              --            --        (524,092)
                                            -----------    -----------     -----------    -----------    -----------   -----------
Balance at April 30, 2005                   $      --      $      --        19,829,783    $   19,830    $ 6,766,083  $(10,726,724)
                                            ===========    ===========     ===========    ===========    ===========  =============

         The accompanying notes are an integral part of this statement.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                  From
                                                                             For the six months ended         May 26, 2000
                                                                                    April 30,                  (inception)
                                                                         --------------------------------        Through
                                                                               2005            2004          April 30, 2005
                                                                         ---------------  ---------------  -------------------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                         $      (984,004)    $   (989,327)     $ (10,726,724)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                                       -                -              4,866
             Provision for bad debts                                                  -                -            600,000
             Write off of goodwill                                                    -                -            958,628
             Gain on sale of investment stock                                         -                -           (338,049)
             Gain on transfer of license                                              -                -           (114,509)
             Depreciation and amortization                                       72,064           12,647            217,710
             Interest expense recognized on beneficial conversion                     -                -            423,900
             Issuance of common stock under stock plans                          34,250          117,150            808,208
             Issuance of common stock for services                                    -           60,000            553,832
             Issuance of common stock for interest                                1,833          128,701            508,925
             Options issued on guarantee, services, and loans                    19,526           69,120            275,394
             Issuance of common stock for legal settlement                            -           22,400             22,400
             Changes in assets and liabilities
                Accounts receivable                                             (13,385)               -            (22,423)
                Other assets                                                     20,962         (104,128)          (176,031)
                Accounts payable and accrued liabilities                        282,481          138,086            873,585
                Accrued interest                                                 96,578           44,667            582,819
                                                                         ---------------  ---------------  -------------------

                  Total adjustments                                             514,309          488,643          5,179,255
                                                                         ---------------  ---------------  -------------------

                  Net cash used in operating activities                        (469,695)        (500,684)        (5,547,469)
                                                                         ---------------  ---------------  -------------------

    Net cash flows from investing activities
       Investment stock and licenses, net                                             -                -            555,791
       Increase in notes receivable                                                   -                -           (600,000)
       Purchase of property and equipment                                             -                -           (164,977)
                                                                         ---------------  ---------------  -------------------

                  Net cash flows used in investing activities                         -                -           (209,186)
                                                                         ---------------  ---------------  -------------------

    Cash flows from financing activities
       Increase in notes payable                                                325,000          200,000          4,519,800
       Proceeds from lease                                                            -          357,000            357,000
       Cash received on equity distribution agreement                                 -                -             38,000
       Payments on lease                                                        (22,130)         (50,890)          (163,580)
       Proceeds from issuance of common stock                                         -          225,000          1,024,306
                                                                         ---------------  ---------------  -------------------

                  Net cash provided by financing activities                     302,870          731,110          5,775,526
                                                                         ---------------  ---------------  -------------------

                  Net increase (decrease) in cash                              (166,825)         230,426             18,871

Cash at beginning of period                                                     185,696           10,385                  -
                                                                         ---------------  ---------------  -------------------

Cash at end of period                                                   $        18,871  $      240,811   $          18,871
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

Noncash investing and financing activities
------------------------------------------

During the nine months ended April 30, 2005 the Company retired $250,000 of notes payable using cash from its standby equity distribution agreement and converted $20,000 of its compensation debenture into common stock. Additionally, the Company converted $180,000 of notes payable and $2,098 of accrued interest payable into common stock.

        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. (the Company) as of April 30, 2005 and for the three and six months ended April 30, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.


NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three and six months ended April 30, 2005 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2004. The results of operations for the three months and six months ended April 30, 2005 may not be indicative of the results that may be expected for the year ending October 31, 2005.

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

At April 30, 2005, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company has recorded minimal revenue from its planned principal operations.

On December 1, 2000, the Company completed a reverse stock split of its issued and outstanding shares on a 0.61 share for one share basis. On March 1, 2002 the Company completed a reverse common stock split of one share for ten outstanding shares. This report has been completed showing after stock split shares from inception. As of September 16, 2004, the Company received written consent from shareholders representing approximately 55 percent of the outstanding shares, at that time, to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 and the number of authorized shares of preferred stock from 1,000,000 to 5,000,000. On March 3, 2005, the increase in authorized shares was recorded by the State of Nevada based on the written consent of the shareholders.

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

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - NET EARNINGS (LOSS) PER SHARE

Basic  Earnings  (Loss) Per Share (EPS) are  calculated by dividing net earnings
(loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes I, J, K, L, and N are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

NOTE F - NOTE RECEIVABLE

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at approximately $9,000 on April 30, 2005. The Company started a legal action against Merit Studios, Inc. toward collection of the note receivable. On May 29, 2003, the Company was awarded a summary judgment against Merit Studios, Inc. totaling approximately $673,000 plus reasonable costs and attorney's fees to collect (Note M). As of April 30, 2005, the Company has recorded an allowance for bad debt totaling $600,000 against the note receivable.

NOTE G - OTHER ASSETS

At April 30, 2005, other assets consisted of the following:

                                               Short term     Long term

         Non trade receivables               $       1,317  $      --
         Deposits                                      267       24,909
         Prepaid expenses                           49,538         --
         Promissory loan fee  (Note L)                --        100,000
                                              ---------------------------

                                             $    51,122    $   124,909
                                              ===========================

NOTE H - PROPERTY AND EQUIPMENT

At January 31, 2005, property and equipment and estimated useful lives consist of the following:

                                                            Amount      Years
                                                          ----------  ---------

         Equipment                                       $ 164,978    3-5
         Equipment under capital lease                     657,613    3-5
                                                          ----------
                                                           822,591
         Less accumulated depreciation and amortization    154,201
                                                          ----------

                                                         $ 668,390
                                                          ==========

NOTE I - NOTES PAYABLE

The Company originated approximately $80,000 in notes payable during the three months ended April 30, 2005, of which $40,000 had been received by April 30, 2005. The remaining $40,000 due to the Company under the note is scheduled to be remitted on a monthly basis of $10,000 per month until the total amount of the note payable is received. The total is convertible at $0.04 per share and the holder was granted an option to purchase 400,000 shares of Videolocity common stock at $0.04 per share through the second anniversary of the agreement. The note payable is due on demand no earlier than during September 2005. The value of the options granted is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model. Expense was recognized at the time the options become exercisable.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At April 30, 2005 the Company has notes payable totaling $2,364,800 due to various individuals and companies including $125,000 to current related parties including Board of Directors and Management. Of the total, $150,000 is written at 12%, $1,154,800 is written at 8 percent, $250,000 is variable between 10 percent and 25 percent depending on repayment date and $810,000 has no stated interest rate. Interest has been imputed from the origination date on all non-interest bearing notes payable. Of the total notes payable $627,800 is convertible at the option of the debt holder in the following amounts: $167,800 is convertible at $1.00 per share, $60,000 is convertible at $0.72 per share, $15,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share, $15,000 is convertible at $0.12 per share and $40,000 received during the quarter ended April 30, 2005 is convertible at $0.04 per share.

The notes payable have maturities as follows: $20,000 matured during October 2002, $335,000 matured during November 2002, $30,000 matured during January 2003, $719,800 matured during August 2003, $25,000 matured during November 2003, $15,000 matured during September 04, $605,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $75,000 is due June 2005, $250,000 is due during July 2005, $40,000 is due on demand no earlier than September 2005, $100,000 has no set maturity and is payable until paid in full and $150,000 is due on a set schedule of $10,000 per week beginning in during July 2005 until paid in full using advances under the Company's Standby Equity Line for repayment. (Note N).

Approximately $1,104,800 of the total notes payable is past due as of April 30, 2005. During the quarter ended April 30, 2005, the Company received demand notices on two notes payable totaling $295,000. Of that total, the Company is currently reviewing anticipated cash inflows to determine a time-frame for repayment on one note payable totaling $80,000. The other demand notification regarding a note payable for $215,000 is noted below in the UCC-1 description.

The Company has granted options to purchase Company stock under certain of the notes payable originated in the following amounts: 400,000 shares at $0.77, 120,000 shares at $0.72, 20,000 shares at $0.50, 200,000 shares at $0.14, 60,000 shares at $0.12 and 400,000 shares at $0.04. All options granted in conjunction with new notes payable were granted at or above the fair market value on the date the notes payable were originated. Where necessary, the value of the options granted is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model. Expense has been recognized at the time the options become exercisable.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $100,000 to current related parties. During the year ended October 31, 2004, the Company converted a total of $535,000 of notes payable under the UCC-1 into common stock of the Company including $135,000 to current related parties. During the quarter ended January 31, 2005, the Company converted a total of $100,000 of notes payable under the UCC-1 into common stock of the company. As of April 30, 2005 there remains a total of $865,000 of notes payable under the UCC-1. The notes payable under the UCC-1 have maturities as follows: $20,000 matured during October 2002, $335,000 matured during November 2002, $30,000 matured during January 2003 and $480,000 matured during August 2003. On February 6th, 2003 the Company received a formal notice of default from ISOZ, LC regarding the $215,000 in notes payable under the UCC-1 to ISOZ, LC and on March 29, 2005 the Company received a demand letter regarding

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the $215,000 in notes payable to ISOZ, LC. The Company has forwarded certain documentation over to federal authorities toward their examination and investigation regarding the origination of the $215,000 in notes payable to the Company and certain other transactions including the origination of the borrowed funds. The Company will work with the federal authorities and rely on their examination and investigation in determining the actions the Company will take in response to this demand notice.

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

The following is a schedule by year of future minimum payments under long term obligations, together with the present value of the net payments as of April 30, 2005:
                                                        Cash
                                                    proceeds from
                                        Equipment       Lease       Total
                                        ----------   ----------   ----------
    Through April 30, 2006              $  197,098   $  106,033   $  303,131
    Through April 30, 2007                 197,098      106,033      303,131
    Through April 30, 2008                 197,098      106,033      303,131
    Through April 30, 2009                  49,274       26,508       75,782
    Thereafter                                --           --           --
                                        ----------   ----------   ----------

Total minimum payments                     640,568      344,607      985,175

Less amount representing interest           88,688       45,453      134,141
                                        ----------   ----------   ----------

Present value of net minimum payments      551,880      299,154      851,034

Less current portion                       152,702       83,228      235,930
                                        ----------   ----------   ----------

Long-term portion                       $  399,178   $  215,926   $  615,104
                                        ==========   ==========   ==========


NOTE K - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified key employees. The Company reserved 1,000,000 common shares that can be issued under the plan. Awards made under the plan are issued in units with each unit being convertible into one share of common stock at the option of the holder. The plan units vest, generally, over three years as specified in each individual grant. The individual units are issued with a strike price of $0.00. Accordingly, compensation expense is incurred by the Company over the vesting periods and is calculated using the stock price on the grant date times the number of shares vesting. During the quarter ended April 30, 2005, the Company recognized approximately $17,000 of compensation expense with the issuance of 22,900 shares of stock under vesting schedules. Through
April 30, 2005, the Company has granted 998,384 plan units of which 976,984 units have been exercised under the plan and 21,400 plan units remain subject to vesting requirements.

On March 26, 2002 the Company filed an additional stock option and stock award plan, which had been approved by the shareholders of Pine View Technologies in November 2001. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. During the first quarter of 2004, the Board of Directors approved 30,000 shares for issuance to consultants of the Company under the plan but to date have not issued the shares. Through April 30, 2005, the Company has issued a total of 467,855 shares under the Plan.

Additionally, during December 2003, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 9,200,000 options to purchase stock outside of the plans to employees and directors that vested at various times through FY 2004. Additionally, during the quarter ended April 30, 2005, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 2,000,000 options to purchase stock outside of the plans to employees that vest at various times through FY 2006. The above noted options were issued pursuant to the Restated Articles of Incorporation approved by a majority of the stockholders on November 15, 2000. The Restated Articles of Incorporation authorizes the Board of Directors to issue, from time to time, without any vote or other action by the stockholders, of any or all shares of the Corporation of any class at any time authorized, and any securities convertible into or exchangeable for such shares, in each case to such persons and for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine, provided that the consideration for the issuance of shares of stock of the corporation having par value shall not be less than such par value.

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

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Three months      Three months        Six months        Six months
                                       ended             ended              ended            ended
                                     April 30,         April 30,          April 30,         April 30,
                                       2005              2004               2004              2004
                                   -------------     ------------       -------------     ------------
Net earnings (loss):
As reported                        $(524,092)        $(607,195)         $(984,004)       $  (989,327)
Proforma                           $(524,092)        $(942,762)         $(984,004)       $(1,420,055)

Basic earnings (loss) per share:
As reported                           $(0.03)           $(0.06)            $(0.06)           $(0.13)
Pro forma                             $(0.03)           $(0.10)            $(0.06)           $(0.18)

Diluted earnings (loss) per share:
As reported                           $(0.03)           $(0.06)            $(0.06)           $(0.13)
Pro forma                             $(0.03)           $(0.10)            $(0.06)           $(0.18)


For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option's vesting period. The weighted-average fair value of stock options granted was $0.10 for the shares granted during the quarter ended April 30, 2004. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                              For the quarter
                                                   ended
                                           ----------------------
                                           April 30,   April 30,
                                              2005        2004
                                           ----------  ----------
Risk-free interest rate                      3.5%         2.5%
Dividend yield                                 0%           0%
Volatility factor                            .59          .59
Expected option term life in years           2.0          2.5

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the period May 26, 2000 (inception) through April 30, 2005:


                                           Shares subject      Weighted-average
                                             to options         exercise price
---------------------------------------   -----------------    -----------------
Outstanding at May 26, 2000
  (inception)                                        --              $   --
  Granted                                            --              $   --
  Exercised                                          --              $   --
  Forfeited                                          --              $   --
                                          -----------------    -----------------

Outstanding at October 31, 2000                      --              $     -
  Granted                                       490,833              $  1.13
  Exercised                                      (5,000)             $  1.00
  Forfeited                                          --              $     -
                                          -----------------    -----------------

Outstanding at October 31, 2001                 485,833              $  1.14
  Granted                                       185,400              $  1.08
  Exercised                                     (36,684)             $  1.35
  Forfeited                                    (416,249)             $  1.01
                                          -----------------    -----------------

Outstanding at October 31, 2002                 218,300              $  1.30
                                         -----------------    -----------------
  Granted                                            --              $     -
  Exercised                                    (119,400)             $  1.45
  Forfeited                                      (4,200)             $  1.40
                                         -----------------    -----------------
Outstanding at October 31, 2003                  94,700              $  1.04
  Granted                                     9,955,000              $  0.13
  Exercised                                    (770,000)             $  0.19
  Forfeited                                      (2,400)             $  1.50
                                         -----------------    -----------------

Outstanding at October 31, 2004               9,277,300              $  0.14
  Granted                                        20,000                 0.27
  Exercised                                     (23,000)                0.75
  Forfeited                                          --                  --
                                         -----------------    -----------------

Outstanding at January 31, 2005               9,274,300              $  0.13
  Granted                                     2,000,000                 0.10
  Exercised                                     (22,900)                0.75
  Forfeited                                          --                  ---
                                         -----------------    -----------------
Outstanding at April 30, 2005                11,251,400              $  0.13

Exercisable at January 31, 2005               9,230,000              $  0.13
                                         -----------------    -----------------


The plan units vest at various dates ranging through November 2005. A further summary of information related to options outstanding at April 30, 2005 is as follows:

                                                            Weighted Average                Weighted Average
Range of Exercise                   Number                Remaining Contractual              Exercise Price
Prices                    Outstanding / Exercisable           Life (Years)             Outstanding / Exercisable
-------------------       -------------------------           ------------             -------------------------

$0.00 to 0.50              11,230,000 / 9,230,000               8.82                        $0.13 / $0.13
 0.51 to 1.00                  21,000 / -                       0.51                         0.70 / -
 1.01 to 1.50                     400 / -                       0.01                         1.22 / -
                               ------  ----                     ----                         ----  ----
                           11,251,400 / 9,230,000               8.81                        $0.13 / $0.13

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was approximately $359,000 for the six months ended April 30, 2005.

As of April 30, 2005, the Company had net operating loss carryforwards for tax reporting purposes of approximately $9,000,000 expiring through 2025.

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company is engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

Note Receivable

On August 26, 2002 the Company's subsidiary, Healthcare Concierge Inc. filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements (Note F). During June 2003 the Company received notification of a summary judgment from the Third District Court of Salt Lake County. The Court ordered that judgment be entered in the Company's favor totaling approximately $673,000 which includes the original note receivable plus accrued interest and some other small amounts. It was further ordered that the judgment shall be augmented in the amount of reasonable costs and attorney's fees in collecting the judgment.

Redeemable Preferred Stock

During December 2000, the Company issued 950,000 shares of series A preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, the Company exchanged 600,000 of the outstanding series A preferred shares for 180,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, the Company reached a settlement agreement on the redeemable preferred stock. The settlement agreement included the Company issuing 80,000 shares of common stock and total payments of $70,000, payable as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. As of April 30, 2005, the Company has completed the payments required under the settlement agreement.

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

The $100,000 fee is included in other assets at April 31, 2005 pending outcome of the complaint. Management, based on the advice of legal counsel, believes that at a minimum the $100,000 is recoverable in its action against the privately held company. The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. This motion to dismiss was denied by the Court on March 12, 2004.

NOTE N - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE

During May 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Pursuant to the terms of the funding agreement with Cornell Capital, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of the company's common stock in amounts up to $350,000 per drawdown and up to $1 million per month to a maximum of $20 million over the 24 months following the effective date. The equity drawdowns are entirely at Videolocity's discretion and the agreement does not require minimum drawdowns. The effective date of the agreement is the date that the Securities and Exchange Commission first declared a registration statement effective registering the resale of the securities. The drawdowns are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The Company filed a SB-2 on July 9, 2004 to register 19,314,099 shares of common stock and the SB-2 was declared effective by the Securities and Exchange Commission on July 22, 2004. As of April 30, 2005, the Company had issued 140,746 shares to Cornell and received $38,000 under the agreement.

The Company placed 10,000,000 of the registered shares into escrow to facilitate drawdowns and the repayment of a $400,000 loan due to Cornell Capital Partners LP (Notes I and R). and has issued 2,988,486 shares under the Standby Equity Distribution Agreement using the proceeds to repay $250,000 of the loan. The balance of the loan at April 30, 2005 totals $150,000. Those shares not issued under drawdowns or as repayment on the loan will be returned to the Company. The Company has 7,011,514 shares (10,000,000 less 2,988,486 shares issued) that remain in escrow. The shares held in escrow are not included in the Company's outstanding shares.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As consideration for Cornell to enter into the agreement, the Company issued a $390,000, 5% convertible debenture. The principal and interest are due during May 2007. At the Company's option, the principal and interest due can be repaid or converted to common stock at a rate of 250% of the current closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P. or 100% of the lowest closing bid price of the Company's common stock for the three trading days immediately preceding the conversion date. At the holder's option, they may convert to the Company's stock until paid in full. The Company may redeem all or a portion of the outstanding principal at a redemption price of 120% multiplied by the portion of the principal sum being redeemed plus any accrued and unpaid interest. Through April 30, 2005, the holder has converted $20,000 of the debenture balance into 500,000 shares of the Company's common stock. The balance of the compensation debenture as of April 30, 2005 totals $370,000.


NOTE O - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of April 30, 2005, current officers and directors have made 8.0 percent loans to the Company totaling approximately $125,000. Additionally, the Company has accounts payable totaling approximately $58,000 due to a director. As of April 30, 2005, Directors and Executive Officers of the Company hold approximately 11 percent of the outstanding shares.

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

NOTE R - SUBSEQUENT EVENTS

Notes Payable

As of June 15, 2005 approximately $1,104,800 of notes payable are past due. Management is currently in discussions with certain note holders pursuing extensions and/or conversions.

Standby Equity Distribution Agreement (NOTES I and N)

Subsequent to April 30, 2005, the Company placed an additional 5,000,000 shares into escrow to facilitate drawdowns on the Standby Equity Distribution Agreement. Subsequent to April 30, 2005, the Company issued 243,902 shares in repayment of $10,000 of its compensation debenture. Any shares held in escrow toward drawdowns under the Standby Equity Distribution Agreement are not included in outstanding shares.

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

We have started to actively market our DES(TM). DES(TM) is a complete digital entertainment system using our proprietary technologies to deliver video on demand streaming at 1Mbps or less, full screen, in like DVD quality. In addition to video content viewing, DES(TM) provides high-speed Internet access, digital music on demand, games, full Web surfing and a variety of e-commerce applications as well as customer specific informational and educational content. The Videolocity DES(TM) can be deployed in closed network environments such as hotels, timeshare condominiums, hospitals, and assisted living facilities, or over wide area networks serving intelligent communities, residences and personal digital assistants (PDAs). The Videolocity DES(TM) is currently available using Wireless 802.11 WAN/LAN, Fiber, Satellite, Ethernet or DSL network architectures. We tailor the user interface and content offering specifically to each market segment and to each customer within that market segment. Our overall delivery system design, hardware components and software applications remain identical, or only slightly modified to accommodate larger user bases and/or infrastructures. This gives us the ability to customize the feature settings and tailor the local content offering to the specific audiences for each market segment.

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

We intend to use our existing capital, together with proceeds from prospective future financings, to continue marketing and deployment of our DES(TM) and to fund development of new technologies and enhancements of existing proprietary technologies. Management estimates that minimum expenses to carry out our business plan during the next twelve months will be approximately $2.6 million, consisting of $1.45 million in payroll, payroll taxes, employee health insurance and other related employee costs including the hiring of additional personnel, $160,000 for office rent, utilities, and related costs, and $310,000 for marketing and related expenses, and $330,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be a minimum of approximately $350,000 during the next twelve months. We will also incur substantial additional costs in connection with the manufacture and deployment of the DES(TM). Management further estimates that such costs will be a minimum of $10 million, but we are optimistic that we will be able to cover most of those costs from future long-term lease financing.

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

         Internet  access     $ 6.95 to $ 12.95 for each 1- to 24-hour period
         Video on demand      $ 3.95 to $ 12.95 per viewing
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

We have placed 15,000,000 shares of common stock in escrow to facilitate drawdowns on the Standby Equity Distribution Agreement. To date, 3,232,388 shares of those have been issued. Any shares held in escrow toward drawdowns are not included in outstanding shares. Those shares not issued under drawdowns will be returned to the Company.

Without drawing against the standby equity distribution agreement and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will be sufficient to fund our cost of operations for approximately the next month and that we must obtain additional financing during that time in order to continue operations.

Liquidity and Capital Resources

During the three months ended April 30, 2005, our total current assets decreased approximately $121,000 and total assets decreased approximately $157,000 from approximately $1,042,000 to approximately $886,000. The decrease in current assets is primarily due to use of cash for operational expenses during the quarter. The decrease in the remaining assets is due to depreciation taken on property and equipment.

During the three months ended April 30, 2005, total current liabilities increased from approximately $3,582,000 to approximately $3,837,000. This net increase totaling approximately $255,000 to our current liabilities is attributed primarily to an increase to accounts payable of approximately $22,000, and an increase to accrued liabilities of approximately $254,000, offset by a decrease to notes payable of approximately $50,000. The increase in accounts payable is from everyday operational expenses. The decrease in notes payable is from an increase in notes payable originated during the quarter totaling $40,000 offset by the repayment of $90,000 on a note payable using the proceeds from our Standby Equity Distribution Agreement. The increase in accrued expenses primarily is from the accrual of a Board of Director approved bonus to employees and certain consultants to be issued in restricted stock as well as the operational accruals for payroll and related payroll taxes.

A total of $80,000 in notes payable were originated during the three months ended April 30, 2005, of which, $40,000 had been received by April 30, 2005. The remaining $40,000 is scheduled to be received on a monthly basis of $10,000 by the Company . The total amount borrowed is being used for general operational expenses. The $80,000 in notes payable originated during the three months ended April 30, 2005 is convertible at $0.04 per share which was the market value of our common stock on the date of origination.

Results of Operations

To date, we have been a development stage company and are just beginning to realize revenue from our planned operations. During the three months ended April 30, 2005 we realized approximately $32,000 in revenue generated through our DES(TM) with hotel guests purchasing Internet access, video content, and games. We began to install our DES(TM) into a signed contract during the fourth quarter of our fiscal year ended October 31, 2004 and finished installation during November 2004. Cost of goods sold for the three months ended April 30, 2005 totaled approximately $23,000 resulting in gross profit for the three months of approximately $9,000. Cost of goods sold consists primarily of the variable content cost for each usage and the fixed costs of interest on an equipment lease. The Hotel is currently undergoing a major renovation. As we continue to add content to the system and the hotel completes its renovation we anticipate that revenue will increase and the resulting gross profit and gross profit percentage will increase.

For the three months ended April 30, 2005, operational expenses increased approximately $198,000, or approximately 66 percent, as compared to the three months ended April 30, 2004. This is attributed primarily to an increase in salaries, payroll taxes, and employee benefits as well as technology development expenses of approximately $180,000, due to the Board of Directors approving a bonus to employees and certain consultants. The bonus was accrued during the three months ended April 30, 2005 and will be issued in restricted stock when administratively possible. Also contributing to the increase in expenses was an increase in depreciation and amortization of approximately $29,000. During the three months ended April 30, 2005, non operating expenses decreased approximately $285,000 as compared to the three months ended April 30, 2004 primarily from a the decrease of interest and beneficial conversion expense of approximately $111,000 a decrease of approximately $64,000 in expenses for stock options for services and acquiring debt and the decrease of approximately $97,000 from a legal settlement during the three months ended April 30, 2004. We also had an increase in our non operating expenses of approximately $52,000, which included additional expenses recorded for the issuance of options with notes payable combined with interest from a capital lease and interest expense from a compensation debenture that the Company did not have in the prior year. In the prior year the company granted bonus interest on extensions of debt which increased interest expense.

Management anticipates that as we scale up the installation of our DES(TM), our expenses will increase proportionately. Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance

Net Operating Loss

As of April 30, 2005, we have, together with our subsidiaries, accumulated a net operating loss carryforward of approximately $9,000,000, with an operating loss tax benefit of approximately $3,356,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the realization of the future tax benefit cannot be established. The net operating loss will expire through 2025.

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

                                     PART II

Item 1. Legal Proceedings

During December 2000 we issued 950,000 shares of preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, we exchanged 180,000 shares of our common stock for 600,000 shares of the preferred stock. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, we reached a settlement agreement which included our issuing 80,000 shares of common stock and payments totaling $70,000 as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. During the quarter ended April 30, 2005 we forwarded the balance of the necessary payments.

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

After weeks of delays and promises regarding funding, the privately held company signed an addendum to the original note promising funding of the note by September 19, 2003. When the funding was not met according to the addendum, the privately held company signed a second addendum promising funding of the note by November 10, 2003. After months of delays, and the privately held company not fulfilling the terms of the original agreement and/or the signed addendums we filed a multi count civil complaint against the privately held company. The $100,000 fee is included in other assets at April 30, 2005 pending outcome of the complaint. Management, based on the advice of legal counsel, believes that, at a minimum, the $100,000 is recoverable in its action against the privately held company. The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. This motion to dismiss was denied by the Court on March 12, 2004.

We are engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended April 30, 2005, we issued an aggregate of 2,040,431 shares of common stock. Of the total 46,667 shares were unregistered. We issued 16,667 shares under an agreement negotiated under a note payable. We also issued 30,000 shares under a legal settlement completed in a prior year which had been accrued but the shares had not been issued.

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

Item 3. Defaults Upon Senior Securities

On February 6, 2003 we received a formal notice of default from ISOZ, LC regarding our $215,000 in notes payable to ISOZ, LC. As of September 13, 2004 we are in default on notes payable due to ISOZ, LC. totaling $215,000 and related accrued interest. On March 29, 2005 the Company received a demand letter regarding the $215,000 in notes payable to ISOZ, LC. The Company has forwarded certain documentation over to federal authorities toward their examination and investigation regarding the origination of the $215,000 in notes payable to the Company and certain other transactions including the origination of the borrowed funds. The Company will work with the federal authorities and rely on their examination and investigation in determining the actions the Company will take in response to this demand notice. Also during the quarter ended April 30, 2005, the Company received a demand notice for collection of a note payable totaling $80,000. The Company is currently reviewing anticipated cash inflows to determine a time-frame for repayment of the note payable.

The notes payable have maturities as follows: $20,000 matured during October 2002, $335,000 matured during November 2002, $30,000 matured during January 2003, $719,800 matured during August 2003, $25,000 matured during November 2003, $15,000 matured during September 04, $605,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $75,000 is due June 2005, $250,000 is due during July 2005, $40,000 is due on demand no earlier than September 2005, $100,000 has no set maturity and is payable until paid in full and $150,000 is due on a set schedule of $10,000 per week beginning in during July 2005 until paid in full using advances under the Company's Standby Equity Line for repayment.

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

This Item is not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VIDEOLOCITY INTERNATIONAL, INC.


                                    BY:  /S/  ROBERT E. HOLT
                                         ------------------------------------
                                              ROBERT E. HOLT
                                              President and Director
                                              Date:  June 20, 2005



                                    BY:  /S/  CORTNEY TAYLOR
                                         ------------------------------------
                                              CORTNEY TAYLOR
                                              Chief Financial Officer
                                              (Principal accounting Officer)
                                              Date: June 20, 2005