Form 10QSB
period 2005-07-31
VIDEOLOCITY INTERNATIONAL INC
filed 2005-10-21
CIK 786771

;UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Quarterly Period ended July 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:


           Class                            Outstanding as of October 15, 2005
--------------------------                  ------------------------------------
       Common Stock,                                    23,428,199
Par Value $0.001 par value


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         VIDEOLOCITY INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

Item 1.  Financial Statements..............................................  2

Item 2.  Management's Discussion and Analysis or Plan of Operation......... 19

Item 3.  Controls and Procedures........................................... 22

                                     PART II

Item 1.  Legal Proceedings................................................. 23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....... 24

Item 3.  Defaults Upon Senior Securities................................... 24

Item 4.  Submissions of Matters to a Vote of Security Holders.............. 25

Item 5.  Other Information................................................. 25

Item 6.  Exhibits and Reports on Form 8-K.................................. 26

         Signatures........................................................ 26

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                July 31, 2005

                                     ASSETS

 CURRENT ASSETS
    Cash                                                          $    14,268
    Accounts receivable                                                15,676
    Other assets                                                       47,938
                                                                  -----------
             Total current assets                                      77,882

 Property and equipment, at cost, net                                 632,700
 Other assets                                                         124,909
                                                                  -----------

                                                                  $   835,491
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


 CURRENT LIABILITIES
    Accounts payable                                              $   262,181
    Accrued liabilities                                               849,856
    Accrued interest payable                                          419,479
    Notes payable - related parties                                   125,000
    Notes payable                                                   2,464,800
    Current portion of long term obligations - capital lease          235,930
                                                                   -----------
             Total current liabilities                              4,357,246

    Long term obligations less current portion - capital lease        597,130
    Compensation debenture                                            360,000

 MINORITY INTERESTS                                                     4,866

 COMMITMENTS AND CONTINGENCIES                                             --

 STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 100,000,000 shares
      authorized, 20,585,634 issued and outstanding                    20,586
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized none outstanding                                        --
    Additional paid-in capital                                      6,798,277
    Deficit accumulated during the development stage              (11,302,614)
                                                                  -----------
             Total stockholders' deficit                           (4,483,751)
                                                                  -----------
                                                                  $   835,491
                                                                  ===========


        The accompanying notes are an integral part of these statements.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                        Three months ended                Nine months ended              From
                                                             July 31                            July 31,              May 26, 2000
                                                     ----------------------------    ----------------------------       through
                                                         2005            2004            2005            2004        July 31, 2005
                                                     ------------    ------------    ------------    ------------    ------------

Revenue                                              $     39,101    $       --      $    100,144    $       --      $    110,369

Cost of Goods Sold                                         16,917            --            57,237            --            65,966
                                                     ------------    ------------    ------------    ------------    ------------

Gross Profit                                               22,184            --            42,907            --            44,403

Operating expenses
    Salaries, payroll taxes, and employee benefits        172,724         198,165         755,610         662,854       4,277,064
    Professional fees and consultants                      28,845          62,107          63,610          95,271       1,318,784
    Technology development consulting                      25,580         138,962         109,365         191,899         722,522
    Directors compensation                                200,000            --           200,000            --           295,000
    Rent                                                   12,000           8,000          36,000          32,000         292,305
    Provision for bad debts                                  --              --              --              --           600,000
    Travel, conventions, meals and entertainment            8,143          17,614          27,150          24,557         234,436
    Depreciation and amortization                          35,689           6,324         107,753          18,970         253,394
    Utilities                                               6,706           5,522          15,195          16,182         106,810
    Gain on transfer of license agreements                   --              --              --              --          (114,509)
    Write off of goodwill                                    --              --              --              --           958,628
    Other                                                  18,279          15,012          54,025          35,669         617,222
                                                     ------------    ------------    ------------    ------------    ------------

                                                          507,966         451,706       1,368,708       1,077,402       9,561,656
                                                     ------------    ------------    ------------    ------------    ------------

             Operating loss                              (485,782)       (451,706)     (1,325,801)     (1,077,402)     (9,517,253)

Interest income                                              --              --              --              --             5,578

Legal settlement                                             --              --              --           (97,400)        (97,400)

Gain on sale of stock, net                                   --              --              --              --           338,049

Interest and beneficial conversion expense                (90,108)       (179,010)       (214,567)       (376,121)     (1,938,076)

Expense for stock options on services, debt                  --              --           (19,526)        (69,120)        (88,646)
                                                     ------------    ------------    ------------    ------------    ------------
Minority interests                                           --              --              --              --            (4,866)
                                                     ------------    ------------    ------------    ------------    ------------

             Loss before income taxes                    (575,890)       (630,716)     (1,559,894)     (1,620,043)    (11,302,614)
                                                     ------------    ------------    ------------    ------------    ------------
Income taxes
                                                     ------------    ------------    ------------    ------------    ------------

             NET LOSS                                $   (575,890)   $   (630,716)   $ (1,559,894)   $ (1,620,043)   $(11,302,614)
                                                     ============    ============    ============    ============    ============

Loss per common share
    Basic and Diluted                                $      (0.03)   $      (0.04)   $      (0.09)   $      (0.16)

Weighted-average common and dilutive common
   equivalent shares outstanding
    Basic and Diluted                                  20,022,380      15,081,896      18,347,188      10,348,539



        The accompanying notes are an integral part of these statements.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  July 31, 2005

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                Preferred stock                  Common stock            Additional      during the
                                            --------------------------    --------------------------      paid-in       Development
                                               Shares         Amount         Shares        Amount         capital          Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at May 26, 2000 (inception)                --      $      --             --      $      --      $      --      $      --

Issuance of common stock                           --             --          640,610            641         85,685           --

Net loss for the period                            --             --             --             --             --         (129,778)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2000                        --             --          640,610            641         85,685       (129,778)

Issuance of Series A preferred stock            950,000            950           --             --          949,050           --

Issuance of common stock for acquisition
   of Videolocity, Inc.                            --             --        3,028,076          3,028        386,092           --

Provision for redemption value of
   preferred stock                                 --             --             --             --       (3,957,380)          --

Issuance of common stock for:
    Services                                       --             --           20,000             20         19,980           --
    Cash                                           --             --          610,000            610        499,390           --
    Stock incentive plans                          --             --            5,000              5          4,995           --
    Bonus interest and extensions of debt          --             --           15,000             15         74,985           --

Net loss for the year                              --             --             --             --             --       (2,379,623)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2001                     950,000            950      4,318,686          4,319     (1,937,203)    (2,509,401)

Redemption and cancellation of preferred       (950,000)          (950)       180,000            180      3,957,380           --
   stock

Cancellation of common stock                       --             --          (50,000)           (50)            50           --

Interest expense recognized on
   beneficial conversion feature on
   notes payable                                   --             --             --             --          303,900           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          148,500            149        132,493           --
    Conversion of debt                             --             --          355,000            355        354,645           --
    Services                                       --             --          419,871            419        444,453           --
    Stock incentive plans                          --             --          504,539            505        453,637           --

Net loss for the year                              --             --             --             --             --       (3,086,210)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2002                        --             --        5,876,596          5,877      3,709,355     (5,595,611)

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          335,000           335          82,914           --
    Services                                       --             --           16,000            16             944           --
    Stock incentive plans                          --             --          119,400           119         169,847           --

Interest expense recognized on
   beneficial conversion feature on                --             --             --             --          120,000           --
   notes payable

Net loss for the period                            --             --             --             --             --       (1,989,490)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2003                 $      --      $      --        6,346,996    $     6,347    $ 4,083,060    $(7,585,101)
                                            ===========    ===========    ===========    ===========    ===========    ===========


                                   (continued)


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  July 31, 2005




                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                Preferred stock                  Common stock            Additional      during the
                                            --------------------------    --------------------------      paid-in       Development
                                              Shares         Amount          Shares         Amount        capital          Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2003                  $     --      $      --         6,346,996    $    6,347    $  4,083,060  $  (7,585,101)

Fees related to Equity
     Distribution Agreement                        --             --             --              --        (390,000)          --

Issuance of stock options for:
     Guarantee                                     --             --             --              --          69,120           --
     Services                                      --             --             --              --          46,316           --
     Loan                                          --             --             --              --         140,432           --

Issuance of common stock for:
     Bonus interest and extensions on debt         --             --          736,500            736        215,464           --
     Services                                      --             --          500,000            500         87,500           --
     Cash                                          --             --          500,000            500        224,500           --
     Cash under Equity Line                        --             --          140,746            141         37,859           --
     Conversion of debt                            --             --        6,429,056          6,429      1,580,851           --
     Stock incentive plans                         --             --          770,000            770        144,081           --
     Legal settlement                              --             --           80,000             80         22,320           --

Net loss for the year                              --             --             --               --             --     (2,157,619)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2004                        --             --       15,503,298         15,503      6,261,503     (9,742,720)

Issuance of common stock for:
     Conversion of debt                            --             --          745,432            745        181,353           --
     Stock incentive plans                         --             --           23,000             23         17,177           --
     Advances on Equity Line                       --             --        1,494,722          1,495        158,505           --


Issuance of stock options on loans                 --             --             --             --           13,971           --


Net loss for the period                            --             --             --             --             --         (459,912)
                                            -----------    -----------     -----------   -----------    -----------    -----------
Balance at January 31, 2005                        --             --        17,766,452        17,766      6,632,509    (10,202,632)

Issuance of common stock for:
     Stock incentive plans                         --             --            22,900            23         17,027           --
     Advances on Equity Line                       --             --         1,493,764         1,494         88,506           --
     Payment on compensation debenture             --             --           500,000           500         19,500           --
     Legal settlement                              --             --            30,000            30          1,170           --
     Bonus interest and extensions of debt         --             --            16,667            17          1,816           --

Issuance of stock options on loans                 --             --             --             --            5,555           --


Net loss for the period                            --             --             --            --             --          (524,092)
                                            -----------    -----------     -----------    -----------    -----------   -----------
Balance at April 30, 2005                          --             --        19,829,783         19,830      6,766,083   (10,726,724)

Issuance of common stock for:
     Stock incentive plans                         --             --             2,900              3          2,347          --
     Advances on Equity Line                       --             --           499,049            499         19,501          --
     Payment on compensation debenture             --             --           243,902            244          9,756          --
     Bonus interest and extensions of debt         --             --            10,000             10            590          --


Net loss for the period                            --             --             --             --             --        (575,890)
                                            -----------    -----------     -----------    -----------    -----------   -----------
Balance at July 31, 2005                   $      --      $      --         20,585,634    $    20,586    $ 6,798,277 $ (11,302,614)
                                            ===========    ===========     ===========    ===========    ===========   ===========

         The accompanying notes are an integral part of this statement.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                        From
                                                                     For the nine months ended      May 26, 2000
                                                                             July 31,                (inception)
                                                                    ----------------------------        Through
                                                                        2005            2004        July 31, 2005
                                                                    ------------    ------------    ------------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                     $ (1,559,894)   $ (1,620,043)   $(11,302,614)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                             --              --             4,866
             Provision for bad debts                                        --              --           600,000
             Write off of goodwill                                          --              --           958,628
             Gain on sale of investment stock                               --              --          (338,049)
             Gain on transfer of license                                    --              --          (114,509)
             Depreciation and amortization                               107,754          18,970         253,400
             Interest expense recognized on beneficial conversion           --              --           423,900
             Issuance of common stock under stock plans                   36,600         131,000         810,558
             Issuance of common stock for services                          --            73,500         553,832
             Issuance of common stock for interest                         2,433         128,701         509,525
             Options issued on guarantee, services, and loans             19,526         245,825         275,394
             Issuance of common stock for legal settlement                  --            22,400          22,400
             Changes in assets and liabilities
                Accounts receivable                                       (6,638)           --           (15,676)
                Other assets                                              24,146         (86,280)       (172,847)
                Accounts payable and accrued liabilities                 522,133         176,497       1,113,237
                Accrued interest                                         152,616          75,317         638,857
                                                                    ------------    ------------    ------------

                  Total adjustments                                      858,570         785,930       5,523,516
                                                                    ------------    ------------    ------------

                  Net cash used in operating activities                 (701,324)       (834,113)     (5,779,098)
                                                                    ------------    ------------    ------------

    Net cash flows from investing activities -
       Investment stock and licenses, net                                   --              --           555,791
       Increase in notes receivable                                         --              --          (600,000)
       Purchase of property and equipment                                   --           (20,383)       (164,977)
                                                                    ------------    ------------    ------------

                  Net cash flows used in investing activities               --           (20,383)       (209,186)
                                                                    ------------    ------------    ------------

                                     -6(a)-
                                                                    (continued)

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                        From
                                                                     For the nine months ended      May 26, 2000
                                                                             July 31,                (inception)
                                                                    ----------------------------        Through
                                                                        2005            2004        July 31, 2005
                                                                    ------------    ------------    ------------
    Cash flows from financing activities
       Increase in notes payable                                         595,000         610,000       4,789,800
       Proceeds from lease                                                  --           357,000         357,000
       Cash received on equity distribution agreement                       --              --            38,000
       Payments on lease                                                 (40,104)        (85,437)       (181,554)
       Payments on notes payable                                         (25,000)           --           (25,000)

       Proceeds from issuance of common stock                               --           225,000       1,024,306
                                                                    ------------    ------------    ------------

                  Net cash provided by financing activities              529,896       1,106,563       6,002,552
                                                                    ------------    ------------    ------------

                  Net increase (decrease) in cash                       (171,428)        252,067          14,268

Cash at beginning of period                                              185,696          10,385            --
                                                                    ------------    ------------    ------------

Cash at end of period                                               $     14,268    $    262,452    $     14,268
                                                                    ============    ============    ============

Supplemental disclosures of cash flow information

    Cash paid during the period for
       Interest                                                     $       --      $       --      $       --
       Income taxes                                                         --              --              --

Noncash investing and financing activities
During the nine months ended July 31, 2005 the Company retired $270,000 of notes payable using proceeds from it's equity distribution agreement and converted $30,000 of its compensation debenture into common stock. Additionally, the Company converted $180,000 of notes payable and $2,098 of accrued interest payable into common stock.

        The accompanying notes are an integral part of these statements.

                                      -6(b)-

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. (the Company) as of July 31, 2005 and for the three and nine months ended July 31, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three and nine months ended July 31, 2005 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2004. The results of operations for the three months and nine months ended July 31, 2005 may not be indicative of the results that may be expected for the year ending October 31, 2005.

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

At July 31, 2005, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company has recorded minimal revenue from its planned principal operations.

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

NOTE E - NET EARNINGS (LOSS) PER SHARE

Basic  Earnings  (Loss) Per Share (EPS) are  calculated by dividing net earnings
(loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes I, J, K, N, and R are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

NOTE F - NOTE RECEIVABLE

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at approximately $9,000 on July 31, 2005. The Company started a legal action against Merit Studios, Inc. toward collection of the note receivable. On May 29, 2003, the Company was awarded a summary judgment against Merit Studios, Inc. totaling approximately $673,000 plus reasonable costs and attorney's fees to collect (Note M). As of July 31, 2005, the Company has recorded an allowance for bad debt totaling $600,000 against the note receivable.

NOTE G - OTHER ASSETS

At July 31, 2005, other assets consisted of the following:

                                         Short term   Long term
                                         ----------   ----------
         Non trade receivables           $    1,817   $     --
         Deposits                               267       24,909
         Prepaid expenses                    45,854         --
         Promissory loan fee  (Note M)         --        100,000
                                         ----------   ----------

                                         $   47,938   $  124,909
                                         ==========   ==========

NOTE H - PROPERTY AND EQUIPMENT

At July 31, 2005, property and equipment and estimated useful lives consist of the following:
                                                               Amount     Years
                                                             ----------  -------
         Equipment                                          $ 164,978      3-5
         Equipment under capital lease                        657,613      3-5
                                                             --------
                                                              822,591
         Less accumulated depreciation and amortization       189,891
                                                             --------

                                                            $ 632,700
                                                             ========

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - NOTES PAYABLE

The Company received the proceeds from approximately $250,000 in notes payable during the three months ended July 31, 2005 and received $20,000 toward an $80,000 note payable originated in a prior quarter. The remaining $20,000 due to the Company under the $80,000 note payable is scheduled to be remitted on a monthly basis of $10,000 per month until the total amount of the note payable is received.

At July 31, 2005 the Company has notes payable totaling $2,589,800 due to various individuals and companies including $125,000 to current related parties including Board of Directors and Management. Of the total, $380,000 is written at 12%, $1,129,800 is written at 8 percent, $250,000 is variable between 10 percent and 25 percent depending on repayment date and $830,000 has no stated interest rate. Interest has been imputed from the origination date on all non-interest bearing notes payable. Of the total notes payable, $642,800 is convertible at the option of the debt holder in the following amounts: $167,800 is convertible at $1.00 per share, $60,000 is convertible at $0.72 per share, $10,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share, $15,000 is convertible at $0.12 per share and $60,000 is convertible at $0.04 per share.

The notes payable have maturities as follows: $20,000 matured during October 2002, $335,000 matured during November 2002, $10,000 matured during January 2003, $719,800 matured during August 2003, $25,000 matured during November 2003, $250,000 matured during July 2005, 135,000 is due on demand no earlier than September 2005, $615,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $100,000 has no set maturity and is payable until paid in full and $380,000 is due on a set schedule of $10,000 per week beginning during July 2005 until paid in full using proceeds from advances under the Company's Standby Equity Line. (Note N).

Approximately $1,359,800 of the total notes payable is past due as of July 31, 2005. As of July 31, 2005 the Company received demand notices on three notes payable totaling $485,000. Of that total, the Company is currently reviewing anticipated cash inflows to determine a time-frame for repayment on one note payable totaling $250,000. The Company has agreed to a payback schedule on a $20,000 note payable consisting of 5,000 a month until paid in full. The remaining $215,000 note payable that the Company has received a formal demand notification is noted below in the UCC-1 description.

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

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $100,000 to current related parties. During the year ended October 31, 2004, the Company converted a total of $535,000 of notes

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payable under the UCC-1 into common stock of the Company including $135,000 to related parties. During the quarter ended January 31, 2005, the Company converted a total of $100,000 of notes payable under the UCC-1 into common stock of the company. As of July 31, 2005 there remains a total of $845,000 of notes payable under the UCC-1. The notes payable under the UCC-1 have maturities as follows: $20,000 matured during October 2002, $335,000 matured during November 2002, $10,000 matured during January 2003 and $480,000 matured during August 2003. On February 6th, 2003 the Company received a formal notice of default from ISOZ, LC regarding the $215,000 in notes payable under the UCC-1 to ISOZ, LC and on March 29, 2005 the Company received a demand letter regarding the $215,000 in notes payable to ISOZ, LC. The Company has forwarded certain documentation regarding the note payable over to federal authorities toward their examination and investigation regarding the origination of the $215,000 in notes payable to the Company and certain other transactions including the origination of the borrowed funds. The Company will work with the federal authorities and rely on their examination and investigation in determining the actions the Company will take in response to this demand notice (Note R).

NOTE J - LONG TERM OBLIGATIONS - CAPITAL LEASE

The Company has a capital lease agreement that includes approximately $658,000 in equipment and approximately $357,000 in operating capital. The lease terms require approximately $26,000 in monthly payments over a 48 month term. The lease was guaranteed by an unrelated privately held Company. The privately held Company was granted 1,000,000 options to purchase common stock at $0.20 per share that expire February 4, 2006. Additionally, if the Company's outstanding shares surpass 20,000,000 prior to February 4, 2006, the privately held Company will be granted additional options at the then current market price to purchase shares equal to 2.5 percent of the then outstanding shares of the Company. Expense recognized for the period ended October 31, 2004 related to these options totaled $69,120. The equipment was recorded as equipment under capital leases. As of July 31, 2005, the Company was in default on the lease and the guarantor of the lease has taken over the payments on the lease.

The following is a schedule by year of future minimum payments under long term obligations, together with the present value of the net payments as of July 31, 2005:
                                                        Cash
                                                   proceeds from
                                        Equipment       Lease        Total
                                        ----------   ----------   ----------
    Through July 31, 2006               $  197,098   $  106,033   $  303,131
    Through July 31, 2007                  197,098      106,033      303,131
    Through July 31, 2008                  197,098      106,033      303,131
    Through July 31, 2009                   34,273       17,672       51,945
    Thereafter                                --           --           --
                                        ----------   ----------   ----------
Total minimum payments                     625,567      335,771      961,338

Less amount representing interest           84,999       43,279      128,278
                                        ----------   ----------   ----------
Present value of net minimum payments      540,568      292,492      833,060
Less current portion                       152,702       83,228      235,930
                                        ----------   ----------   ----------

Long-term portion                       $  387,866   $  209,264   $  597,130
                                        ==========   ==========   ==========

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified key employees. The Company reserved 1,000,000 common shares that can be issued under the plan. Awards made under the plan are issued in units with each unit being convertible into one share of common stock at the option of the holder. The plan units vest, generally, over three years as specified in each individual grant. The individual units are issued with a strike price of $0.00. Accordingly, compensation expense is incurred by the Company over the vesting periods and is calculated using the stock price on the grant date times the number of shares vesting. During the quarter ended July 31, 2005, the Company recognized approximately $2,400 of compensation expense with the issuance of 2,900 shares of stock under vesting schedules. Through July 31, 2005, the Company has granted 998,384 plan units of which 979,884 units have been exercised under the plan and 18,500 plan units remain subject to vesting requirements.

On March 26, 2002 the Company filed an additional stock option and stock award plan, which had been approved by the shareholders of Pine View Technologies in November 2001. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. During the first quarter of 2004, the Board of Directors approved 30,000 shares for issuance to consultants of the Company under the plan but to date have not issued the shares. Through July 31, 2005, the Company has issued a total of 467,855 shares under the Plan.

Additionally, during December 2003, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 9,200,000 options to purchase stock outside of the plans to employees and directors that vested at various times through FY 2004. Additionally, during the quarter ended April 30, 2005, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 2,000,000 options to purchase stock outside of the plans to employees that vest at various times through FY 2006. Additionally, the Board of directors approved 2,000,000 shares to be issued in restricted stock to officers of the Company to be issued when administratively possible. The expense for the granted shares has been accrued and is currently within accrued liabilities until the restricted stock is issued. The above noted incentives were issued pursuant to the Restated Articles of Incorporation approved by a majority of the stockholders on November 15, 2000. The Restated Articles of Incorporation authorizes the Board of Directors to issue, from time to time, without any vote or other action by the stockholders, of any or all shares of the Corporation of any class at any time authorized, and any securities convertible into or exchangeable for such shares, in each case to such persons and for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine, provided that the consideration for the issuance of shares of stock of the corporation having par value shall not be less than such par value.

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

                                   Three months      Three months        Nine months        Nine months
                                       ended             ended              ended            ended
                                     July 31,          July 31,           July 31,           July 31,
                                       2005              2004               2005              2004
                                   -------------     ------------       -------------     ------------
Net earnings (loss):
As reported                        $( 575,890)       $( 630,716)        $(1,559,894)       $(1,620,043)
Proforma                           $( 621,881)       $( 816,198)        $(1,605,885)       $(2,236,145)

Basic earnings (loss) per share:
As reported                           $(0.03)           $(0.04)            $(0.09)           $(0.16)
Pro forma                             $(0.03)           $(0.05)            $(0.09)           $(0.22)

Diluted earnings (loss) per share:
As reported                           $(0.03)           $(0.04)            $(0.09)           $(0.16)
Pro forma                             $(0.03)           $(0.05)            $(0.09)           $(0.22)


For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option's vesting period. The weighted-average fair value of stock options granted was $0.09 for the shares granted during the nine months ended July 31, 2005. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                              For the quarter
                                                   ended
                                           ---------------------
                                           July 31,     July 31,
                                             2005         2004
                                           ----------   --------
Risk-free interest rate                      3.5 %        2.5 %
Dividend yield                                 0 %          0 %
Volatility factor                            .59          .59
Expected option term life in years           3.0          2.5

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the period May 26, 2000 (inception) through July 31, 2005:


                                           Shares subject      Weighted-average
                                             to options         exercise price
---------------------------------         -----------------    -----------------
Outstanding at May 26, 2000
  (inception)                                        --              $     -
  Granted                                            --              $     -
  Exercised                                          --              $     -
  Forfeited                                          --              $     -
---------------------------------         -----------------    -----------------

Outstanding at October 31, 2000                      --              $     -
  Granted                                       490,833              $  1.13
  Exercised                                      (5,000)             $  1.00
  Forfeited                                          --              $     -
---------------------------------         -----------------    -----------------

Outstanding at October 31, 2001                 485,833              $  1.14
  Granted                                       185,400              $  1.08
  Exercised                                     (36,684)             $  1.35
  Forfeited                                    (416,249)             $  1.01
---------------------------------         -----------------    -----------------

Outstanding at October 31, 2002                 218,300              $  1.30
                                          -----------------
  Granted                                            --              $     -
  Exercised                                    (119,400)             $  1.45
  Forfeited                                      (4,200)             $  1.40
---------------------------------         -----------------    -----------------

Outstanding at October 31, 2003                  94,700              $  1.04
  Granted                                     9,955,000              $  0.13
  Exercised                                    (770,000)             $  0.19
  Forfeited                                      (2,400)             $  1.50
---------------------------------         -----------------    -----------------

Outstanding at October 31, 2004               9,277,300              $  0.14
  Granted                                        20,000                 0.27
  Exercised                                     (23,000)                0.75
  Forfeited                                          --                    -
---------------------------------         -----------------    -----------------

Outstanding at January 31, 2005               9,274,300              $  0.13
  Granted                                     2,000,000                 0.09
  Exercised                                     (22,900)                0.75
  Forfeited                                          --                    -
---------------------------------         -----------------    -----------------

Outstanding at April 30, 2005                11,251,400              $  0.13
  Granted                                            --                    -
  Exercised                                      (2,900)                0.81
  Forfeited                                          --                    -
---------------------------------         -----------------    -----------------

Outstanding at July 31, 2005                 11,248,500              $  0.13

Exercisable at July 31, 2005                  9,730,000              $  0.13
---------------------------------         -----------------    -----------------

The plan units vest at various dates ranging through February 2006. A further summary of information related to options outstanding at July 31, 2005 is as follows:

                                                            Weighted Average                Weighted Average
Range of Exercise                   Number                Remaining Contractual              Exercise Price
Prices                    Outstanding / Exercisable           Life (Years)             Outstanding / Exercisable
                          -------------------------           ------------             -------------------------
$0.00 to 0.50              11,230,000 / 9,730,000               8.57                        $0.13 / $0.13
 0.51 to 1.00                  18,500 / -                       0.25                         0.70 / -
                               ------  ----                     ----                         ----  ----
                           11,248,500 / 9,730,000               8.81                        $0.13 / $0.13

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was approximately $564,000 for the nine months ended July 31, 2005.

As of July 31, 2005, the Company had net operating loss carryforwards for tax reporting purposes of approximately $9,500,000 expiring through 2025.

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company is engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

Note Receivable

On August 26, 2002 the Company's subsidiary, Healthcare Concierge Inc. filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action seeks $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements (Note F). During June 2003 the Company received notification of a summary judgment from the Third District Court of Salt Lake County. The Court ordered that judgment be entered in the Company's favor totaling approximately $673,000 which includes the original note receivable plus accrued interest and some other small amounts. It was further ordered that the judgment shall be augmented in the amount of reasonable costs and attorney's fees in collecting the judgment. The Company's attorney, working with the courts, is attempting to identify assets of Merit Studios in order to enforce the judgment.

Redeemable Preferred Stock

During December 2000, the Company issued 950,000 shares of series A preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, the Company exchanged 600,000 of the outstanding series A preferred shares for 180,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, the Company reached a settlement agreement on the redeemable preferred stock. The settlement agreement included the Company issuing 80,000 shares of common stock and total payments of $70,000, payable as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. As of July 31, 2005 the Company has completed the payments required under the settlement agreement.

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

The $100,000 fee is included in other assets at July 31, 2005 pending outcome of the complaint. Management, based on the advice of legal counsel, believes that at a minimum the $100,000 is recoverable in its action against the privately held company. The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. This motion to dismiss was denied by the Court on March 12, 2004.


NOTE N - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE

During May 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Pursuant to the terms of the funding agreement with Cornell Capital, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of the company's common stock in amounts up to $350,000 per drawdown and up to $1 million per month to a maximum of $20 million over the 24 months following the effective date. The equity drawdowns are entirely at Videolocity's discretion and the agreement does not require minimum drawdowns. The effective date of the agreement is the date that the Securities and Exchange Commission first declared a registration statement effective registering the resale of the securities. The drawdowns are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The Company filed an SB-2 on July 9, 2004 to register 19,314,099 shares of common stock and the SB-2 was declared effective by the Securities and Exchange Commission on July 22, 2004. As of July 31, 2005, the Company had issued 140,746 shares to Cornell and received $38,000 under the agreement.

As consideration for Cornell to enter into the agreement, the Company issued a $390,000, 5% convertible debenture. The principal and interest are due during May 2007. At the Company's option, the principal and interest due can be repaid or converted to common stock at a rate of 250% of the current closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P. or 100% of the lowest closing bid price of the Company's common stock for the three trading days immediately preceding the conversion date. At the holder's option, they may convert to the Company's stock until paid in full. The Company may redeem all or a portion of the outstanding principal at a redemption price of 120% multiplied by the portion of the principal sum being redeemed plus any accrued and unpaid interest. Through July 31, 2005, the holder has converted $30,000 of the debenture balance into 743,902 shares of the Company's common stock. The balance of the compensation debenture as of July 31, 2005 totals $360,000.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company placed 10,000,000 of the registered shares into escrow to facilitate drawdowns and the repayment of a $400,000 loan due to Cornell Capital Partners LP (Note I). and through July 31, 2005 has issued 3,487,535 shares under the Standby Equity Distribution Agreement using the proceeds to repay $270,000 of the loan. The balance of the loan at July 31, 2005 totals $130,000. The Company placed another 5,000,000 of the registered shares into escrow to facilitate repayment of a second lone totaling $250,000. The repayment of this loan begins subsequent to the completion of payments under the first loan. The Company has not issued any shares in repayment of the second loan. Those shares not issued under drawdowns or as repayment on the loan will be returned to the Company. As of July 31, 2005, the Company has 11,512,465 shares that remain in escrow. The shares held in escrow are not included in the Company's outstanding shares (15,000,000 held in escrow less 3,487,535 shares issued).

NOTE O - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of July 31, 2005, current officers and directors have made 8.0 percent loans to the Company totaling approximately $125,000. Additionally, the Company has accounts payable totaling approximately $58,000 due to a director. As of July 31, 2005, Directors and Executive Officers of the Company hold approximately 10 percent of the outstanding shares.

NOTE P - GOING CONCERN

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

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

NOTE R - SUBSEQUENT EVENTS

Notes Payable

As of October 21, 2005 approximately $1,359,800 of notes payable are past due including $215,000 of principal under a default judgment noted below. Management is currently in discussions with certain note holders pursuing extensions and/or conversions.

On October 19, 2005, the Company's attorney received notification that a default judgment was filed with the third district court on June 21, 2005 totaling approximately $318,000 including principal, accrued interest, and legal fees, together with interest from that date until paid in full regarding the Company's note payable to ISOZ, LC. (Note I). Prior to October 19, 2005 the Company was

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unaware of the judgment and did not have knowledge that a complaint had been filed because it had not been served. Accordingly, being unaware of the complaint the Company did not respond. The Company is confident that the default judgment will be overturned pending the outcome of the federal authorities investigation into this note payable and certain other transactions including the origination of the borrowed funds (Note I).

Issuance of Stock

The Company has issued 2,842,565 shares of common stock out of escrow under the Company's Standby Equity Line, using the proceeds to make payments on a loan commitment (Notes I and N). After the issuance the Company has 8,669,900 shares that remain in escrow.

Resignation

On September 16, 2005 the Company's Chief Financial Officer resigned with cause due to the Company's inability to make payroll in a timely manner. By contract, the Company has 30 days to cure the cause of the resignation. If not cured within 30 days, the Chief Financial Officer is entitled to immediate vesting in all options and/or shares previously granted which have not vested to date and is also entitled to receive all amounts currently owing and the officer's normal salary through the end of the current contract in a lump sum distribution.

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

We intend to use our existing capital, together with proceeds from prospective future financings, to continue marketing and deployment of our DES(TM) and to fund development of new technologies and enhancements of existing proprietary technologies. Management estimates that minimum expenses to carry out our business plan during the next twelve months will be approximately $2.6 million, consisting of $1.45 million in payroll, payroll taxes, employee health insurance and other related employee costs including the hiring of additional personnel, $160,000 for office rent, utilities, and related costs, $310,000 for marketing and related expenses, and $330,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be a minimum of approximately $350,000 during the next twelve months. We will also incur substantial additional costs in connection with the manufacture and deployment of the DES(TM). Management further estimates that such costs will be a minimum of $10 million, but we are optimistic that we will be able to cover most of those costs from future long-term lease financing.

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

       Internet access       $ 6.95 to $ 12.95 for each 1 to 24 hour period
       Video on demand       $ 3.95 to $ 12.95 per viewing
       Games                 $ 2.95 to $ 6.95 each 1 to 4 hour period

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

During May 2004 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. We anticipate that this agreement will provide us with adequate working capital for at least the next nine months. Under the equity distribution agreement, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20 million over a 24-month period. There is no minimum draw down although we may draw-down up to four times per month at a maximum $350,000 per draw and a maximum of $1 million per month. The draw-downs are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The registration statement was declared effective by the Securities and Exchange Commission on July 22, 2004. The 24-month term commences on the effective date of the registration statement. The purchase price of the shares will be 98% of the lowest closing bid price of our common stock during the five consecutive trading days immediately following receipt of notice of our intent to make a draw. Without drawing against the standby equity distribution agreement and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will be sufficient to fund our cost of operations for approximately the next month and that we must obtain additional financing during that time in order to continue operations. Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.

Liquidity and Capital Resources

During the three months ended July 31, 2005, our total current assets decreased approximately $15,000 and total assets decreased approximately $50,000 from approximately $886,000 to approximately $835,000. The decrease in current assets is primarily due to use of cash for operational expenses during the quarter offset by collection of account receivables. The decrease in the remaining assets is due to depreciation taken on property and equipment.

During the three months ended July 31, 2005, total current liabilities increased from approximately $3,837,000 to approximately $4,357,000. This net increase totaling approximately $520,000 to our current liabilities is attributed primarily to an increase to accrued liabilities of approximately $252,000, an increase to accrued interest payable of approximately $56,000, a net increase to notes payable of approximately $225,000, offset by a decrease to accounts payable of approximately $12,000. The decrease in notes payable is from an increase in notes payable during the quarter totaling $270,000 offset by the repayment of $45,000 with cash and using the proceeds from our Standby Equity Distribution Agreement. The increase in accrued expenses is primarily from the accrual of Board of Director compensation to be issued in restricted stock as well as the operational accruals for payroll and related payroll taxes.

A total of $250,000 in notes payable were originated during the three months ended July 31, 2005. The Company also received, $20,000 of an $80,000 note payable that was originated in a prior quarter. We are receiving $10,000 per month for a total of $80,000 under that note payable. $40,000 of the total was received during the quarter ended April 30, 2005, we received $20,000 during this quarter, and the remaining $20,000 was received by the Company subsequent to July 31, 2005. The total amount borrowed is being used for general operational expenses.

Results of Operations

To date, we have been a development stage company and are just beginning to realize revenue from our planned operations. During the three months ended July 31, 2005 we realized approximately $39,000 in revenue generated through our DES(TM) with hotel guests purchasing Internet access, video content, and games. Cost of goods sold for the three months ended July 31, 2005 totaled approximately $17,000 resulting in gross profit for the three months of approximately $22,000. Cost of goods sold consists primarily of the variable content cost for each usage and the fixed costs of interest on an equipment lease. The DES(TM) is installed in a Hotel that is currently undergoing a major renovation. As we continue to add content to the system and the hotel completes its renovation we anticipate that revenue will increase and the resulting gross profit and gross profit percentage will increase. According to the hotel's management, the construction/remodel of the Hotel San Remo into Hooter's Hotel and Casino is scheduled to be completed in January of 2006 and at such time occupancy should increase and interruptions to the power and DES(TM) will then be minimal which we believe will result in increased revenues generated and gross profit from the Hotel.

For the three months ended July 31, 2005, operational expenses increased approximately $56,000 overall, or approximately twelve percent, as compared to the three months ended July 31, 2004. This is attributed primarily to the accrual of directors compensation which will be issued in restricted stock when administratively possible. We had decreases in most operational expenses including salaries and related payroll taxes (an approximate $25,000 decrease), outsourcing of technology development (an approximate $113,000 decrease), professional fees and consultants (an approximately $33,000 decrease), and travel conventions and meals (an approximate $9,000 decrease). Also contributing to the increase in expenses was an increase in depreciation and amortization of approximately $29,000 from equipment that the Company did not own in the prior period. During the three months ended July 31, 2005, non operating expenses decreased approximately $89,000 as compared to the three months ended July 31, 2005 resulting from the decrease of interest and beneficial conversion expense primarily due to bonus interest on origination and/or extensions of debt issued in the prior year.

Management anticipates that as we scale up the installation of our DES(TM), our expenses will increase proportionately. Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance

Net Operating Loss

As of July 31, 2005, we have, together with our subsidiaries, accumulated a net operating loss carryforward of approximately $9,500,000, with an operating loss tax benefit of approximately $3,543,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the realization of the future tax benefit cannot be established. The net operating loss will expire through 2025.

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

                                     PART II

Item 1. Legal Proceedings

During December 2000 we issued 950,000 shares of preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, we exchanged 180,000 shares of our common stock for 600,000 shares of the preferred stock. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, we reached a settlement agreement which included our issuing 80,000 shares of common stock and payments totaling $70,000 as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. During the quarter ended April 30, 2005 we paid the balance of the necessary payments in full.

On August 26, 2002 our subsidiary, Healthcare Concierge Inc. filed an action in the Third District Court of Salt Lake County, Utah against Merit Studios, Inc. The action sought $600,000 that is owed by Merit Studios to Healthcare Concierge pursuant to a promissory note executed in consideration for the reconveyance to Merit Studios of two license agreements. During June 2003 we received notification of a summary judgment from the Third District Court of Salt Lake County. The Court ordered that judgment be entered in our favor totaling approximately $673,000 which includes the original note receivable plus accrued interest to date and some other small amounts. It was further ordered that the judgment shall be augmented in the amount of reasonable costs and attorney's fees in collecting the judgment. The Company's attorney, working with the courts, is attempting to identify assets of Merit Studios in order to enforce the judgment.

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

On October 19, 2005, we received notification that a default judgment was filed with the third district court on June 21, 2005 totaling approximately $318,000 including principal, accrued interest, legal fees, together with interest from that date until paid in full regarding the Company's note payable to ISOZ, LC. The Company has previously forwarded certain documentation regarding this note payable over to federal authorities toward their examination and investigation regarding the origination of the $215,000 in notes payable to the Company and certain other transactions including the origination of the borrowed funds. Prior to October 19, 2005 the Company was unaware of the judgment and did not have knowledge that a complaint had been filed because it had not been served. Accordingly, being unaware of the complaint the Company did not respond. The Company is confident that the default judgment will be overturned pending the outcome of the federal authorities investigation into this note payable and certain other transactions including the origination of the borrowed funds.

We are engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended July 31, 2005, we issued an aggregate of 755,851 shares of common stock. Of the total 10,000 shares were unregistered. We issued those 10,000 shares under an agreement negotiated under a note payable. Subsequent to July 31, 2005 and to date, we have issued 2,842,565 shares under the Company's Standby Equity Line, all of which are registered shares, using the proceeds to repay a loan commitment.

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

Item 3. Defaults Upon Senior Securities

On  February  6, 2003 we  received  a formal  notice of default  from  ISOZ,  LC regarding our $215,000 in notes payable to ISOZ, LC. On March 29, 2005 the Company received a demand letter regarding the $215,000 in notes payable to ISOZ, LC. The Company has forwarded certain documentation over to federal authorities toward their examination and investigation regarding the origination of the $215,000 in notes payable to the Company and certain other transactions including the origination of the borrowed funds. The Company will work with the federal authorities and rely on their examination and investigation in determining the actions the Company will take in response to this demand notice. On October 19, 2005, we received notification that a default judgment was filed with the third district court on June 21, 2005 totaling approximately $318,000 including principal, accrued interest, and legal fees, together with interest from that date until paid in full regarding the Company's note payable to ISOZ, LC. Prior to October 19, 2005 the Company was unaware of the judgment and did not have knowledge that a complaint had been filed because it had not been served. Accordingly, being unaware of the complaint the Company did not respond. The Company is confident that the default judgment will be overturned pending the outcome of the federal authorities investigation into this note payable and certain other transactions including the origination of the borrowed funds.

During May the Company received a demand notice from an individual for collection of notes payable totaling $20,000. The Company worked out an agreement to repay $5,000 per month on the note until paid in full. As of the date hereof, the Company had made $20,000 in payments.

During September the Company received a demand notice from an entity regarding a $250,000 note payable. The Company is currently reviewing anticipated cash inflows to determine a time-frame for repayment of the $250,000 note payable and has been in discussions with the note holder.

Also, during the quarter ended July 31, 2005, the Company received a default notice on our lease payable. Currently, the guarantor of the lease has taken over the payments on the lease.

Our notes payable have maturities or have been extended as follows: $20,000 matured during October 2002, $335,000 matured during November 2002, $10,000 matured during January 2003, $719,800 matured during August 2003, $25,000 matured during November 2003, $250,000 matured during July 2005, $135,000 is due on demand no earlier than September 2005, $615,000 is callable on demand when we have secured between $1 million and $5 million in new debt or equity funding, $380,000 is due on a set schedule of $10,000 per week beginning in during July 2005 until paid in full using advances under the Company's Standby Equity Line and $100,000 has no set maturity and is payable until paid in full. As of October 21, 2005, we had a total of $1,359,800 in notes payable that are past due. We are actively pursuing extensions and/or conversions on the notes payable.

Item 4. Submissions of Matters to a Vote of Security Holders

This Item is not applicable

Item 5. Other Information

On September 16, 2005 the Company's Chief Financial Officer resigned with cause due to the Company's inability to make payroll in a timely manner. At the time of his resignation, the Company's Chief Financial Officer had not received his contracted salary for approximately the prior two months and was also owed for approximately six months salary from the calendar year 2003. The resignation was accepted by the Board of Directors on September 25, 2005. The resignation was not due to any disagreements with any other member of the Company's management or its Board of Directors. The Board of directors has appointed Robert Holt as acting Financial Officer until such time as a replacement of the Chief Financial Officer can be found. The Board of Directors plans to begin a search for a replacement as soon as possible.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following documents are included attached as exhibits to this report.



Exhibit 31.1 Certification of CEO and Acting Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of CEO and Acting Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(b) Reports on Form 8-K

This Item is not applicable.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         VIDEOLOCITY INTERNATIONAL, INC.


                         BY:   /S/  ROBERT E. HOLT
                              ------------------------------------
                               ROBERT E. HOLT
                               President and Director
                               Date:  October 21, 2005