Form 10KSB
period 2005-10-31
VIDEOLOCITY INTERNATIONAL INC
filed 2006-02-14
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year. $ 114,420

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $438,047 ($0.03 per share on January 31, 2006 and 14,601,577 shares held by non-affiliates).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding as of January 31, 2006
-----------------------------               ----------------------------------
Common Stock, $.001 par value                           23,456,699


                    DOCUMENTS INCORPORATED BY REFERENCE    NONE

Transitional Small Business Disclosure Format.   Yes [ ]      No [X]

                         VIDEOLOCITY INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                     PART I

Item 1.       Description of Business......................................  3

Item 2.       Description of Property...................................... 18

Item 3.       Legal Proceedings............................................ 18

Item 4.       Submission of Matter to a Vote of Security Holders........... 20

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........ 20

Item 6.    Management's Discussion and Analysis or Plan of Operation....... 22

Item 7.    Financial Statements............................................ 25

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................... 26

Item 8A.   Controls and Procedures......................................... 26

Item 8B.   Other Information............................................... 27

                                 PART III

Item 9.    Directors, Executive Officers, Promoters and Control persons;
              Compliance with Section 16(a) of the Exchange Act............ 27

Item 10.   Executive Compensation.......................................... 29

Item 11.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.............................. 31

Item 12.   Certain Relationships and Related Transactions.................. 33

Item 13.   Exhibits........................................................ 33

Item 14.   Principal Accountants Fees and Services......................... 35

           Signatures...................................................... 32

                                     PART I

Item 1.  Description of Business

In this Annual Report on Form 10-KSB, "Videolocity",  the "Company," "we," "our"
and  "us"  refer  to  Videolocity  International,   Inc.  and  its  consolidated
subsidiaries, unless the context otherwise require.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

         o    our  ability  to  fully  develop  and   successfully   market  our
              proprietary products;
         o    our ability to meet our cash and working capital needs;
         o our ability to maintain our corporate existence as a viable entity; and
         o    other risks detailed in our periodic report filings with the SEC.

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

General

We are a development stage technology company that is committed to continued development and marketing of innovative, high quality, cost effective systems to build future ongoing revenue streams. We are currently, and intend to remain a technology company. We have developed proprietary technologies that reduce bandwidth requirements for numerous applications of digital content. We are currently using advanced proprietary technologies to transmit streaming standard definition video at speeds of 1Mbps or less and high definition at approximately
1.5 Mbps. We are also streaming video to mobile and wireless devices at speeds of 25 Kpbs to 512 kpbs depending on frames per second and resolution. We have technological capacity to enter into a variety of markets that include hospitality, healthcare, residential, security and corporate training with currently developed technologies.

We have been focused on the acquisition and development of our proprietary technologies. Our current business strategy is to continue with development of additional technologies as well as enhancements to our current proprietary technologies to further enable their use in other markets. We also intend to actively market our first product, the Videolocity Digital Entertainment System(TM) (DES(TM)) in the hospitality, healthcare, residential, and other similar markets in both wired and wireless applications. Although we use the word international in our name, we are not currently operating outside the U.S., except for limited marketing activities in Canada, Mexico, the Caribbean and Latin America. However, as we expand operations we fully intend to operate and market our products wherever prudent, including internationally. We operate our business through five subsidiaries that perform various functions strategic to their market place or core competency.

We are actively marketing our Digital Entertainment System(TM) (DES(TM)). DES(TM) is a complete digital entertainment system using our proprietary technologies to deliver video on demand streaming at 1Mbps or less, full screen, in like DVD quality. In addition to video content viewing, DES(TM) provides high-speed Internet access, digital music on demand, games, full Web surfing and a variety of e-commerce applications as well as customer specific informational and educational content. The Videolocity DES(TM) can be deployed in closed network environments such as hotels, timeshare condominiums, hospitals, and assisted living facilities, or over wide area networks serving intelligent communities, residences and personal digital assistants (PDAs). The Videolocity DES(TM) is currently available using Wireless 802.11 WAN/LAN, Fiber, Satellite, Ethernet or DSL network architectures. We tailor a user interface and content offering specifically to each market segment and to each customer within that market segment. Our overall delivery system design, hardware components and software applications remain identical, or only slightly modified to accommodate larger user bases and/or infrastructures. This gives us the ability to customize the feature settings and tailor the local content offering to the specific audiences for each market segment.

We are capable of providing a wireless system and also offer a parallel system over wired architectures. Our DES(TM) is available on either a Microsoft or Linux operating system in a stand-alone set top box. The flexible, highly customizable and fully scalable delivery platforms combined with advanced embedded software applications allow for full remote system upgrades and easy updates of content and/or system enhancements. Our DES permits viewers to select from an extensive library of movie titles, informational/educational content and view their selections on their television screens, lap top computers or PDAs. Content is owned by third parties, such as movie studios, and is paid for based upon a set fee to the content provider for each use by the end customer. All content is protected through our proprietary encryption and encoding process, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast.

Business Developments

During 2001, we developed a Digital Entertainment System that delivers true video-on-demand streaming at 1Mbps or less achieving near DVD quality over Ethernet, DSL, or Wireless WAN and LAN network architectures. DES is a total system for the delivery of specific digital content, including video, application specific information and educational material to individuals, residents, hotel guests, and also patients and attendants in the healthcare industry. Since 2001, we have developed additional uses for the core technologies and currently offer streaming video-on-demand technologies that permit viewers to select from an extensive library of movie titles and informational/educational content. Users can view their selections on their television screens, desk top and laptop computers, PDAs, and mobile phones. on-demand.

DES is designed to play videos in quality equivalent to DVD, in real-time, full-screen, and full-motion. DES is also capable of HD resolution depending on network architecture. All content is protected through our proprietary encryption and encoding process to limit viewing to the person or persons paying for the movie or other content. Our security protocol also prevents the unauthorized digital reproduction or rebroadcast of the ordered movies and/or other content. Movies and content are streamed through a proprietary, multi-functional DES. Additionally, the system provides digital music-on-demand, Internet games, high-speed Internet access and many other e-commerce applications.

DES is ready for immediate deployment, although we need to obtain capital, either long-term debt or equity, to continue the implementation of our overall business plan. As of the date hereof, we have no assurance that we will be able to obtain the capital necessary to continue operations, enabling us to continue the execution of our business plan.

Patents

Videolocity holds one utility patent application that encompasses five previously filed provisional patents and has related foreign patent applications pending. The inventions claimed in those patents and patent applications cover aspects of Videolocity's current and possible future products, and related technologies. The DES is currently patent pending in the United states and Europe.

We have obtained United States federal trademark registration for the Videolocity wordmark and the DES logo mark. We have pending registrations for five other related marks in the United States. We believe that the establishment of the Videolocity and DES marks in the United States are material to our operations. Videolocity has also applied for or obtain registration of the Videolocity mark and other marks in several other key countries and within Europe. Videolocity has several additional inventions and processes, as well as, several related trademarks that it intends to file applications for in the near future.

Strategic Partnerships/Suppliers

To date, the Company has engineered all components of our DES. We have also arranged for the manufacture of all components, assembly, testing and shipping. All supplies are available and ready for shipment and installation. Our selected manufacturers and assemblers are ready to produce, assemble, test and ship all products. We do not anticipate significant delays or back orders.

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

To date we have marketed our products to the hospitality and healthcare industries as well as some telecommunications companies and cable TV companies. Marketing efforts have been limited to North America, Mexico, the Caribbean and Latin America. Our marketing includes live on-site demonstrations and presentations at conferences and trade show exhibits. We have budgeted approximately $125,000 for marketing expenses including personnel which will provide for our marketing efforts for the next year. The funding for our marketing strategy and other operations will come from draws on our Standby Equity Agreement or sought in the form of additional debt or equity funding and/or credit lines.

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

Because our cost for deployment is far less on a per location basis than other currently existing technologies, we believe we are ideally suited for the mid-range and low-range markets. Present competition mainly comes from cable TV or satellite pay-per-view services that currently lack the ability to provide true video-on-demand, broadband access or easily navigated Internet access. Competition in the hospitality sector comes mainly from LodgeNet, On-Command and Hospitality Networks. According to published information from their respective websites, On-Command currently has more than 1,000,000 hotel rooms worldwide. Both companies are deploying systems that use high bandwidth formats while Videolocity uses a more efficient format. The Videolocity DES is more efficient as it uses a higher compression algorithm that requires less bandwidth and storage space to provide the same or greater quality. This type of system is readily available for purchase and represents the competition's main technology compared to our DES. Comparable cost for these systems typically starts at approximately $150,000 to $200,000, not including set-top-boxes. The equivalent for our system would be approximately $35,000 to $45,000. Our pricing advantage is based on using commercially available servers using our software-based technologies versus having to deploy expensive proprietary hardware based server systems. Additionally, our higher compression ratios reduce storage requirements with the higher compression algorithm.

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

     *    video rental distribution companies such as Netflix and Redbox;

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

To date we have installed our DES into the Hotel San Remo Casino & Resort, now known as The Hooters Casino Hotel, and have installed high-speed internet access into the 54 suites at the Hotel Park City.

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

Research and Development

We have devoted the majority of our resources to developing technologies, conducting beta testing, engineering, supporting our wireless delivery platforms, and deploying infrastructures. For the past three years, we have spent substantial resources to facilitate the engineering and technical development of our DES and beta testing it, both wired and wireless, at our facilities in Park City, Utah.

Historical Information

We originally organized as a Nevada corporation on November 5, 1985 as Pine View Technologies, Inc. and in 1987, we completed a public offering of our common stock. In December 2000, we changed our name to Videolocity International, Inc.

Significant Events

     Joint Venture
     -------------

On December 1, 2005, the Company entered into an operating agreement with E. Oliver Capital Group LLC toward the formation of a joint venture between Videolocity International, Inc. and E. Oliver Capital Group LLC.

The finalization of the agreement is contingent on shareholder approval and Videolocity obtaining extensions of all outstanding notes payable. Toward that goal, we have forwarded a proposal to certain shareholders and have been in discussions with the holders of all notes payable. We did not solicit proxies and submitted the proposal to shareholders holding at least a majority of the outstanding shares of the company. To date, we have received verbal commitments representing a majority of the voting shares approving the proposal but are currently waiting for the signed documents from the individual shareholders. Additionally, to date, the Company has received extensions of notes payable totaling approximately $1,405,000, reached a payback agreement on $215,000 and has received commitments on an additional $920,000 which the company is currently waiting for the signed documents, and management is currently in discussions with the holders of the remaining $10,000 of notes payable.

Terms of the JV operating agreement if finalized with shareholder approval and extensions of notes payable would be as follows:

     1) Officers. Robert Holt, CEO of Videolocity, shall be the Chief Executive Officer of the LLC. The Manager may, if he deems it appropriate, appoint other officers for the LLC. Any officers of the LLC shall consist of such officers or agents as may be determined from time to time by the Manager. The officers shall act in the name of the LLC and shall supervise its operation under the direction and management of the Manager and shall hold office at the pleasure of the Manager.
     2) Videolocity International, Inc. Videolocity International, Inc. shall contribute, transfer and irrevocably assign to the LLC all of its intellectual property technology ("Intellectual Property Technology") which shall include (i) its Videolocity Digital Entertainment System (DES tm) and related services, trade secrets, patents, copyrights and any other intellectual property rights, including High Speed Internet Access together with digital streaming video technology, and (ii) its existing license agreements and agreements for Video-On-Demand programming for the DES, including digital movie titles, other content and entertainment (including music and gaming content). The LLC shall continue developing and licensing the Intellectual Property Technology, including the current license to E Oliver Capital Group LLC.
     3) E Oliver Capital Group LLC. E Oliver Capital Group LLC shall contribute from time to time such funds as are necessary to operate and deploy the intellectual property technology, including necessary salaries and other operating expenses and capital expenditures of the LLC. Upon the execution of this Agreement, E Oliver Capital Group LLC will advance Videolocity International, Inc. the aggregate sum of US$ required for Videolocity to maintain all corporate functions including SEC reporting, legal, audit, public relations, investors relations and general business based on the budgets provided by Videolocity
         International, Inc. In addition, if distributions by the LLC to Videolocity International, Inc. are not sufficient to fund the costs of maintaining a CFO of Videolocity International, Inc. through December 31, 2007, E Oliver Capital Group LLC from time to time will advance

         Videolocity International, Inc. such amounts as are necessary to fund the costs of maintaining such CFO. All amounts advanced by E Oliver Capital Group LLC to Videolocity International, Inc. will be recouped from distributions by the LLC to Videolocity International, Inc. via license fees and residual revenues.
     4) Videolocity International, Inc. shall receive (i) all technical transfer fees (the mark up over cost and installation of equipment deployed) and the first 5% of the net licensing fees derived by the LLC in licensing the Intellectual Property Technology from the current version 1 of the Intellectual Property Technology and (ii) twenty-five percent (25%) of the technical transfer fees and the first 5% of the net licensing fees derived by the LLC in licensing version 2 of the intellectual property technology currently in development. E Oliver Capital Group LLC is advancing Videolocity International, Inc. the aggregate sum of US$ and may advance additional amounts to Videolocity International, Inc., all of which will be first recouped from distributions by the LLC to Videolocity International, Inc. prior to Videolocity International, Inc. receiving payment of distributions.
     5) E Oliver Capital Group LLC shall receive any remaining revenues of the LLC from the development and licensing of the Intellectual Property Technology.
     6) Members Have No Exclusive Duty to LLC. The Members shall not be required to participate in the LLC as their sole and exclusive business. Members may have other business interests and may participate in other investments or activities in addition to those relating to the LLC. Neither the LLC nor any other Member shall have any right, by virtue of this Agreement, to share or participate in another Member's business interests, investments or activities or the income or proceeds derived therefrom. No Member shall incur liability to the LLC or to any other Member by reason of participating in any such other business, investment or activity.
     7) Withdrawal by E Oliver Capital Group LLC. If E Oliver Capital Group LLC at any time prior to December 31, 2012 withdraws from the LLC, all rights to the Intellectual Property Technology shall be reassigned to Videolocity International, Inc., provided that E Oliver Capital Group LLC shall continue to have a non-exclusive license to utilize the Intellectual Property Technology and any new versions or improvements thereof throughout the World.

     UCC-1 and Secured Notes
     -----------------------

On July 30, 2001 our Board of Directors authorized the borrowing of $750,000 in 60 day secured notes bearing 8% simple interest. The notes are secured by an assignment and collateral pledge of 100% of the outstanding stock of our subsidiary, Videolocity Technologies, Inc. (5 million shares), which holds our Patent Applications. On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000, as security, in exchange for an extension of maturity dates on the notes payable to September 2002. The filing included the original $750,000 together with $300,000 due to WAJ Enterprises LLC, and also included $450,000 to be named. A total of $235,000 of the secured notes were held by Board of Director member Bennie L. Williams ($100,000). During the year ended October 31, 2004 $535,000 of the total was converted to common stock of the Company which included $135,000 to former Board of Director member Larry McNeill.

The remainder of the notes totaling $965,000 remain outstanding as of the date hereof. As of October 31, 2005, the secured notes payable had maturities under the UCC-1 as follows: $20,000 matured during October 2002, $435,000 matured during November 2002, $30,000 matured during January 2003, and $480,000 matured during August 2003.

While obtaining extensions on notes payable for the finalization of the joint venture, the Company obtained extensions of all the notes payable under the UCC-1 with the exception of one note that a re-payment schedule was agreed upon. Further, the company received releases from each of the UCC-1 note holders in all security interest in the Company's intellectual property and assets, including proceeds and products of collateral.

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

During the year ended October 31, 2003, the Company originated approximately $950,000 in notes payable from 6 individuals and/or companies with $750,000 of the total being convertible at the option of the debt holder. The conversion amount was less than the market price of the stock on the date of issuance for $400,000 of the notes payable and was convertible from the date of issuance which results in a beneficial conversion feature. The beneficial conversion feature was recorded as an additional non-cash charge to interest expense and was recognized in the period when the debt became convertible. For the year ended October 31, 2003 the beneficial conversion feature resulted in an increase of interest expense of $120,000.

During the year ended October 31, 2004, the Company originated approximately $1,040,000 in notes payable from 12 individuals and/or companies with $205,000 being convertible at the option of the debt holder as follows: $40,000 is convertible at $0.72 per share, $85,000 is convertible at $0.30 per share, and $80,000 is convertible at $0.25 per share. Additionally, of the total originated, $400,000 is due on a set schedule of $20,000 per week using the proceeds from advances under the Company's Standby Equity Line. During the year the Company also converted approximately $1,370,000 of notes payable to common stock at the request of the note holder including $535,000 of the UCC-1 notes discussed above.

During the year ended October 31, 2005, the Company originated approximately $ 595,000 in notes payable from three individuals and/or companies with $95,000 being convertible at the option of the debt holder as follows: $15,000 is convertible at $0.12 per share and $80,000 is convertible at $0.04 per share. Additionally, of the total originated $250,000 is due on a set schedule of $10,000 per week using the proceeds from advances under the Company's Standby Equity Line.


     5th Digit Technologies, LLC. Acquisition
     ----------------------------------------

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

Subsequently the decision of the Third Judicial District Court was set aside. On March 15, 2004, we reached a settlement agreement which included our issuing 80,000 shares of common stock and cash payments totaling $70,000 payable as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. As of October 31, 2004 we had a remaining balance of $25,000 and during the year ended October 31, 2005 the Company fulfilled its obligations under the agreement.

     Merit Studios, Inc. License Agreements
     --------------------------------------

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

Employees

We have typically entered into employment agreements with all employees. Agreements generally have provided for payment of a base salary, a grant of plan units under the Videolocity, Inc. 2000 Stock Incentive Plan, the provision of medical insurance, vacation and other benefits, and contain other customary provisions.

We have entered into employment agreements with all officers that generally provides for payment of a base salary, bonus provisions upon receipt of a minimum of four million in funding, a grant of plan units under the Videolocity, Inc. 2000 Stock Incentive Plan, the provision of medical insurance, vacation and other benefits, and contain other customary provisions.

We have entered into an employment agreement with our President/CEO, Robert Holt that includes the following additional considerations:

     Pursuant to his employment agreement dated December 1, 2003, Mr. Holt has been serving as our Chief Executive Officer. Mr. Holt has received an annual base salary of $260,000. His employment has an initial term of three years ending November 30, 2006. Mr. Holt is entitled to 350,000 plan units under our 2000 Stock Incentive Plan, of which, to date, all have vested. In addition, Mr. Holt also received 4,500,000 options to purchase common stock of the Company at the market price on the date of grant, of which, to date, all have vested. Additionally, Mr. Holt is eligible to receive a $240,000 bonus as special consideration, for personal loss and liability, upon receipt of the Company securing a minimum of $4,000,000 in debt or equity funding. On February 24, 2005, an addendum to the employment agreement was approved that extended the term of the original agreement through November 30, 2008 and also granted Mr. Holt 1,000,000 additional options to purchase common stock that vests through February 2006. Additionally, Mr. Holt was granted 1,000,000 shares of restricted common stock which, to date, have not been issued.

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

         * a lump sum cash payment equal to two times the sum of the employee's annual base salary and the average of the annual bonuses paid to the employee for the two years prior

         * for two years after the termination date, continued health and medical insurance coverage; and

         *    all unvested plan units under the stock incentive plan will vest.

Effective October 31, 2005 Mr. Holt resigned with cause and was immediately hired by the Board of Directors as interim CEO.

We presently have five full-time employees and use several consultants on an as needed basis. We do not anticipate a need to hire additional high-level employees for the next several months. We do anticipate the need for additional marketing and sales support and additional administrative support staff. We do not anticipate that our employees will be represented by unions.

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

Risks Relating to Our Business

     Our extremely limited operating history makes it difficult to evaluate our business and prospects
     ---------------------------------------------------------------------------

Since commencing operations we have focused primarily on development of our technology and our DES. We have conducted only limited sales and marketing activities since we commenced operations. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and an investment in our common stock.

     We have a history of losses and anticipate future losses
     --------------------------------------------------------

We have achieved only nominal revenues to date and we may not achieve or subsequently maintain profitability if anticipated revenues occur more slowly than we expect, or not at all. As of October 31, 2004, our accumulated deficit was approximately $3,465,000 and as of October 31, 2005 our accumulated deficit was approximately $7,114,000. We expect to continue to incur significant expenses in connection with:

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

     If our technology and developed systems are not accepted by the market, our anticipated revenues will decline
     ---------------------------------------------------------------------------

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

     Because we are bringing a new technology to market and are significantly smaller than the majority of our national competitors, we may lack the financial resources required to capture an increased market share
     ---------------------------------------------------------------------------

The market for our DES  technologies  and  products  is highly  competitive  and rapidly changing. We are significantly smaller than the majority of our competitors and we face such competition on a local, regional and international basis. If we compete with them for the same geographical markets, their financial strength could prevent us from capturing those markets. New technologies we are developing will bring us into further competition with various companies. Additional new competitors may also enter the market and competition may intensify. Although we believe our technology and products are better than those offered by our competitors, they may be able to narrow or eliminate the differences.

Risks relating to ownership of our common stock

     The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all
     ------------------------------------------------------------------------

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

     Our principal stockholders and affiliates own a significant percentage of our company and may be able to exercise significant influence over our company, which could have a material and adverse effect on the market price of our common stock.
     ---------------------------------------------------------------------------

As of January 31, 2006 certain principal stockholders and affiliates control approximately 38 % of our outstanding common stock. As a result, these stockholders may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will continue to have significant influence over our affairs. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might affect the market price of our common stock.

     The market price of our common stock may drop significantly when the restrictions on resale by our existing security holders lapse
     ---------------------------------------------------------------------------

     As of January 31, 2006 we had 23,456,699 shares of common stock outstanding. Approximately 11,485,000 of our total outstanding common stock are currently subject to restrictions against resale under United States securities laws. As these restrictions on resale end, the market price of our common stock could drop significantly if holders of these shares sell them or are perceived by the market as intending to sell them. These sales also may make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

     We have been the subject of a going concern opinion from our independent auditors, which means that we may not be able to continue operations unless we obtain additional funding
     ---------------------------------------------------------------------------

Our independent auditors have added a "going concern" statement to their audit report for the year ended October 31, 2005, which states that we will need additional working capital to be successful and to service our current debt for the coming year and, therefore, our continuation as a going concern is dependent upon obtaining the additional working capital necessary to accomplish our objectives. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We have a working capital deficit, which means that our current assets on October 31, 2005 were not sufficient to satisfy our current liabilities on that date.
     ---------------------------------------------------------------------------

We had a working capital deficit of $6,986,131 at October 31, 2005, which means that our current liabilities exceeded our current assets on October 31, 2005 by that amount. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on October 31, 2005 were not sufficient to satisfy all of our current liabilities on that date.

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

Item 2.       Description of Property

Our technical, marketing, and corporate offices have been located at 1762 A Prospector Avenue, Park City, Utah 84060, our telephone number is (435) 615-8338 and our fax number is (435) 615-9979. Our mailing address is PO Box 1929, Sandy, Utah 84091-1929. The Park City offices have consisted of approximately 2800 square feet. The office space was leased under a contract at $4,000 per month that expired December 2002. We have been renting the Park City office on a month-to-month basis. We are currently in negotiations on new office space in Park City, Utah, which we should move into during February 2006. Our mailing address will remain at PO Box 1929 Sandy, Utah 84091 and our phone and fax numbers will remain the same after our move. Based on the current negotiations on new office space, we do not anticipate that a relocation of our office will increase our monthly costs.

Item 3.       Legal Proceedings

During December 2000 we issued 950,000 shares of preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, we exchanged 180,000 shares of our common stock for 600,000 shares of the preferred stock. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, we reached a settlement agreement which included our issuing 80,000 shares of common stock and payments totaling $70,000 as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. During the year ended October 31, 2005 the Company fulfilled its obligations under the agreement.

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

After weeks of delays and promises regarding funding, the privately held company signed an addendum to the original note promising funding of the note by September 19, 2003. When the funding was not met according to the addendum, the privately held company signed a second addendum promising funding of the note by November 10, 2003. After months of delays, and the privately held company not fulfilling the terms of the original agreement and/or the signed addendums we filed a multi count civil complaint against the privately held company. The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. This motion to dismiss was denied by the Court on March 12, 2004. Management, based on the advice of legal counsel, believes that, at a minimum, the $100,000 is recoverable in its action against the privately held company. However, based on the anticipated costs to recover the $100,000, the Company has written off the fee during the year ended October 31, 2005.

On October 19, 2005, the Company's attorney received notification that a default judgment was filed with the third district court on June 21, 2005 totaling approximately $318,000 including principal, accrued interest, and legal fees, together with interest from that date until paid in full regarding a note payable in the amount of $215,000. Prior to October 19, 2005 the Company was unaware of the judgment and did not have knowledge that a complaint had been filed because the Company had not been served. Accordingly, being unaware of the complaint the Company did not respond. On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect upon the judgment during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the judgment and note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder.

We are engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders

During December 2005, the Board of Directors approved for submission to the Company's shareholders a proposal to enter into a joint venture with E. Oliver Capital Group LLC. The Company did not solicit proxies and submitted the proposal to shareholders holding at least a majority of the outstanding shares of the Company. To date, the Company has received verbal commitments representing a majority of the voting shares approving the proposal but is currently waiting for the signed documents from the individual shareholders.



                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTC Bulletin Board under the trading symbol "VCTY." Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service.

The following table sets forth the high and low bid quotations for our common stock for the preceding two fiscal years ended October 31, 2005 and 2004. Despite the publication of quotations during such periods, there was no significant trading volume and there existed no established trading market for our shares.



                                                          High Bid      Low Bid
     2005
         First Quarter ended January 31, 2005             $ 0.350       $ 0.060
         Second Quarter ended April 30, 2005              $ 0.150       $ 0.021
         Third Quarter ended July 31, 2005                $ 0.050       $ 0.030
         Fourth Quarter ended October 31, 2005            $ 0.045       $ 0.006

     2004
         First Quarter ended January 31, 2004             $ 0.50        $ 0.12
         Second Quarter ended April 30, 2004              $ 0.45        $ 0.13
         Third Quarter ended July 31, 2004                $ 0.30        $ 0.15
         Fourth Quarter ended October 31, 2004            $ 0.51        $ 0.06


     The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

As of January 31, 2006, there were 174 holders of record of Videolocity's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by our transfer agent. This figure does not take into account those individual shareholders whose certificates are held in the name of broker-dealers or other nominees.

As of January 31, 2006, we had 23,456,699 shares of common stock issued and outstanding. Of the total outstanding shares, 11,971,576 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. A total of 11,485,123 shares are considered restricted securities.

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

Recent Sales of Unregistered Securities

During  December 2004 we issued  12,098  shares on conversion of notes  payable.
During  January 2005 we issued  733,334  shares on conversion of notes  payable.

During March 2005 we issued 30,000 shares under a legal settlement that was negotiated and accrued in the financial statements in a prior year and settled with common stock in the current year. During April 2005 we issued 16,667 shares under an agreement negotiated under a note payable. During May 2005 we issued 10,000 shares in an agreement negotiated under a note payable. During October 2005, we issued 10,000 shares under an agreement negotiated under a note payable.

All of the aforementioned shares were issued without registration under the Securities Act of 1933 in reliance on the exemption from such registration requirements provided by Section 4(2) of that Act. The shares were issued without general advertising or solicitation and purchasers acknowledged that they were acquiring restricted securities that had not been registered under the Securities Act. Certificates representing the shares bear the usual and customary restricted stock legend.

Transfer Agent

Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as our transfer agent and registrar.

Item 6.       Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Overview

We are an engineering and marketing company involved in the deployment of the DES and the further development of other digital information and entertainment systems and uses of our technology. DES delivers video-on-demand in near DVD quality, including movies and other videos, medical information and educational material to individuals, residents, hotel guests, and patients and attendants in the healthcare industry. We are a development stage company. To date, our activities have been limited to developing the DES and other related technologies and limited marketing of the DES. We are presently commencing marketing of DES into various marketplaces in North America such as hospitality (hotels and resorts) and healthcare (hospitals, long-term care facilities and retirement centers) industries. We are, and intend to remain, a technology company.

Plan of Operation

We intend to use our limited existing capital, together with support and revenues generated from our proposed joint venture, along with cash proceeds from our Standby Equity Line of credit, as well as, proceeds from prospective future financings, to continue marketing and deployment of our DES. Management estimates that to move forward with our planned operations we will incur expenses during the next twelve months of approximately $2.6 million, consisting of $1.45 million in payroll, payroll taxes, employee health insurance and other related employee costs, $160,000 for office rent, utilities, and related costs, $310,000 for marketing and related expenses, and $330,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be a minimum of approximately $350,000 during the next twelve months. These expenses will be directed at further development of the DES integration into additional markets and the use of our intellectual property into new products. We will also incur substantial additional costs in connection with the manufacture and deployment of DES. Management further estimates that such costs will be a minimum of $10 million, but we are optimistic that we will be able to cover most of those costs from future long-term lease financing.

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

We anticipate generating future revenues from the delivery of video and other content to the end users of our DES, together with high-speed Internet access. We have installed our first DES and management believes that we will begin to install our DES into additional locations during the second to third quarters of the current calendar year into contracts currently being negotiated with hotel and healthcare properties. We will charge a fee for each movie or other item of content viewed through our system and/or high-speed Internet access and we will remit a portion of each fee to the studio or other content provider. Our structure for content fees, although subject to change based on location, usage, and competition is estimated to be as follows:

     Internet access:        $ 4.95 to $ 12.95 for one hour to 24 hour period
     Video-on-demand:        $ 3.95 to $ 12.95 per viewing
     Games:                  $ 2.95 to $ 6.95 for each 1 to 4 hour period

During the next twelve months, we plan to seek additional debt and/or equity funding, and capital leases for up to approximately $10 million. This would permit us to cover our minimum expenses described above and accelerate deployment of our DES. As of the date hereof, we have not formalized any new funding. We have a Standby Equity Distribution Agreement with Cornell Capital noted below which has been used to maintain operations during the last fiscal year while we review additional funding alternatives. We can not give assurance that we will be able to secure such additional funding on favorable terms to us, or otherwise.

During May 2004 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP a New Jersey-based domestic investment fund. We anticipate that this agreement will provide us with adequate working capital through its expiration during July 2006. We will be looking to renew the line of credit at that time. Under the equity distribution agreement, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20 million over a 24-month period. There is no minimum draw down although we may draw down up to four times per month at a maximum $350,000 per draw and a maximum of $1 million per month. The draw-downs are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The 24-month term commences on the effective date of the registration statement. The registration statement was declared effective by the Securities and Exchange Commission on July 22, 2004. The purchase price of the shares will be 98% of the lowest closing bid price of our common stock during the five consecutive trading days immediately following receipt of notice of our intent to make a draw.

Without drawing against the standby equity distribution agreement or receiving funds from the proposed joint venture and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will be sufficient to fund our cost of operations for approximately the next month and that we must obtain additional financing during that time in order to continue operations.

Results of Operations

To date, we have been a development stage company. We are now beginning to realize revenue from our planned operations. We generated approximately $114,000 during fiscal year 2005in revenue primarily from content viewed through our DES in one hotel installation as compared to $10,225 in fiscal year 2004. The system was installed and just beginning to realize revenues during the last two months of fiscal year 2004. During the fourth quarter of FY 2005 and continuing through the first quarter of FY 2006 the hotel was undergoing a major renovation, which has limited the revenues being generated. The DES has been shut down at various times during this renovation for weeks at a time.

Operational expenses increased approximately 158 percent from FY 2004 to FY 2005. Salaries, payroll taxes and employee benefits increased approximately 279 percent primarily due to the accrual and expensing of approximately $1,800,000 during the fourth quarter of fiscal year 2005 as the result of amounts owed under contract as a result of two officers resigning with cause. Additional increases to salaries, payroll taxes and employee benefits were due to increased personnel as we continued to work on version two of our DES. Professional fees decreased approximately 56 percent as we incurred additional professional fees in the prior year due to legal work in regard to our SB-2 filing as well as consulting work in regard to acquiring digital content. Additionally, the Board of Directors approved an amount of $50,000 per year, per director for service on the Board. For the year ended October 31, 2005, loss before income taxes increased approximately 97 percent as compared to the year ended October 31, 2004. This is attributed primarily to the items noted above in the discussion on operational expenses combined with a decrease in interest expense and a $100,000 write off of a prepaid loan fee.

Management anticipates that as we scale up the installation of the DES, our expenses will increase proportionately. The Company's plan of operation will depend on its ability to raise substantial additional capital, of which there can be no assurance.

Liquidity and Capital Resources

During the year ended October 31, 2005 our total assets decreased from approximately $1,132,000 at October 31, 2004 to approximately $659,000 at October 31, 2005. These changes are due primarily to the following factors; (i) a decrease to long term other assets of approximately $100,000 due to the write-off of a prepaid loan fee. (ii) a decrease to property and equipment primarily from depreciation and (iii) an increase to short term other assets of approximately $38,000 primarily from the expensing of prepaid assets that were prepaid at October 31, 2004 and were expensed during the year ended October 31, 2005 as the services were rendered. During this same period, cash decreased from approximately $186,000 to approximately $2,000 as it was used for operational purposes.

Total current liabilities increased from approximately $3,563,000 on October 31, 2004 to approximately $7,024,000 at October 31, 2005. The change is attributed to an accounts payable increase of approximately $7,000, an increase to accrued interest payable of approximately $220,000 and an increase in accrued liabilities of approximately $3,133,000. Accrued liabilities increased from the accrual of salaries to officers and other employees during the year and approximately $1,800,000 in salaries and related payroll taxes from the resignation of two officers. The resignations were with cause, requiring that the amounts under contract are paid in a lump sum which required the accrual. Accrued liabilities also increased by the accrual of $200,000 in Board of Director compensation, $17,000 in consultant compensation and approximately $247,000 of cash that was paid on the company's behalf by the guarantor of our capital lease. Also during the year ended October 31, 2005 notes payable increased by the net amount of $80,000. This amount was made up from the receipt of approximately $615,000 from notes payable, offset primarily by the conversion of notes payable to common stock totaling approximately $515,000.

Net Operating Loss

We have accumulated approximately $9,900,000 of net operating loss carryforwards as of October 31, 2005, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire through 2024. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended October 31, 2005 because the likelihood of realization of the related tax benefits cannot be established. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment." SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005 for companies that do not file as small business issuers and December 15, 2005 for companies that file as small business issuers. We will be required to adopt SFAS No. 123R in our first quarter of fiscal 2006 and currently disclose the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." We are currently evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

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

Item 7.       Financial Statements

Our financial statements, as of and for the fiscal years ended October 31, 2005 and October 31, 2004, have been examined to the extent indicated in its report by Madsen & Associates CPA's, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B promulgated by the SEC. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

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

      Name                      Age          Title

      Dan Driscoll              49           Chairman of the Board / Director
      Robert E. Holt            41           President / CEO / Director
      Cortney L. Taylor         44           CFO / Secretary / Treasurer
      Bennie L. Williams        69           Director

---------------------------

The term of office of each director is one year and until his or her successor is elected at our annual shareholders' meeting and is qualified, subject to removal by the board of directors and or shareholders. The term of office for each officer is determined by individual contract, subject to removal by the board of directors.

On August 15, 2005, Larry McNeill resigned from the Board of Directors. Mr. McNeill cited the time necessary to focus on additional business pursuits and personal reasons as the basis for his resignation. Mr. McNeill did not have any disagreements with the Board of Directors or Company management on any matter relating to the Company's operations, policies and practices at the time of his resignation.

On September 16, 2005 the Company's Chief Financial Officer, Cortney Taylor, resigned with cause and on October 31, 2005 the Company's Chief Executive Officer, Robert Holt, resigned with cause. By contract, the Company had 30 days to cure the cause of the resignations. If not cured within 30 days, the Officers are entitled to immediate vesting in all options and/or shares previously granted which have not vested to date and are also entitled to receive their normal salary through the end of the current contract in a lump sum distribution. The Board of Directors immediately hired Mr. Holt as Interim CEO and hired Mr. Taylor as a consultant. During February 2006 the Board of Directors rehired Mr. Taylor in his previous roles, with finalization of his new contract scheduled for the next Board of Directors Meeting prior to the end of February 2006.

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

Presently, we do not provide cash compensation to directors for serving on our board of directors or the boards of our subsidiaries, or for attendance at board or committee meetings. However, we have compensated members of the Board of

Directors by issuing stock. During February 2005, the Board of Directors approved a set amount of $50,000 per year for service on the Company's Board of Directors to be issued in restricted stock. As of October 31, 2005, the Company has accrued $200,000 as director compensation that will be converted to stock based upon the price of stock on the date of Board approval. The shares will be issued when administratively possible. We anticipate that as we acquire adequate funding, we will consider instituting a policy to compensate our directors monetarily. In that event, we believe that any proposed compensation will be equivalent to that of companies of similar size and stature as ours.

          Certain biographical information of our directors and officers is set forth below.

Dan Driscoll. Mr. Driscoll became a director in January 2002 and Chairman during February 2005. Mr. Driscoll was Senior VP of Business Development of the Wireless Division of CommScope, Inc. Mr. Driscoll was a part of the sales and business development of that division. Mr. Driscoll has 20 years experience in sales and business development in the Wireless Telecom arena. His expertise in developing strategic partners was instrumental in Hewlett Packard's entrance in the RF/Microwave component market through its purchase of Avantek. Mr. Driscoll holds both a BSBA and BSEE from Villanova University. He also holds multiple business certificates from PCS technology to process control programs. Mr. Driscoll has been chairman of the local Parks and Recreation of his community for the past 16 years and previously played football in the CFL and NFL.

Robert E. Holt. Mr. Holt joined Videolocity International, Inc. as President and Chief Executive Officer and Director in January 2002. Robert has concentrated on wireless services and technology businesses for much of his career. From 1997 to 2001, as an executive for Qualcomm Inc., he was responsible for global wireless network implementation, operations, business development and venture capital for Qualcomm Inc. businesses throughout the Americas, Eastern Europe, the Commonwealth of Independent States, Asia, and Africa. Robert was the founder and Director of the Wireless Campus Group that focused on the development of intellectual properties and the delivery of content over CDMA network infrastructure. He assisted in the development of the business plan for the Leap Wireless spin-off and the Cricket phone service. Robert also served as a member of the Board of Directors for the Elementary Institute of Science and the San Diego Technology Counsel. Prior to that, he was an executive and management consultant of several wireless carriers, responsible for the engineering development, implementation and operation of wireless networks including market leaders Sprint PCS and PrimeCo PCS, which formed the heart of what is now known as Verizon Wireless. He was named a PrimeCo Pioneer for his role in the initial launch of the wireless carrier. Prior to this, Robert led a GTE integration team that planned and executed the combination of secure communications technologies that formed the Mobile Subscriber Equipment (MSE) network for the United States Army. Before joining GTE, Robert spent several years in the United States Signal Corp, where he played a key role in the military's adoption of MSE and the global implementation of the secure wireless contingency communications package. Robert served throughout the world as a member of the elite 101st Airborne Division where he served throughout Europe and the Middle East and was awarded numerous medals for Achievement, Commendation, Conduct and Meritorious Service. Robert holds a B.S. Electrical Engineering and a M.S. Communication degree with an emphasis on Crisis Communications. He has also earned professional certification in the area of project management, Personal Communications Services (PCS) technologies, call processing, systems engineering, change management, finance, debt and equity investments

Larry R. McNeill. Mr. McNeill resigned as a Board of Director during the year ended October 31, 2005. Mr. McNeill became a director in December 2000. From October 1998 through January 2004, Mr. McNeill was the Chief Financial Officer of Theatre Candy Distributing Company, Inc. of Salt Lake City, Utah and through August 2002 served as the Chief Financial Officer of the Videolocity Companies.

In February 1996, Mr. McNeill retired from Salt Lake City based Smith's Food & Drug Centers, Inc. after 17 years as an executive officer of that company, most recently Senior Vice President of Corporate Development. Mr. McNeill has served as a director of Theatre Candy Distributing Company, Inc. and as a director of American Polymer Corp.; Water and Wellness Centers LLC; and Financial Services, LLC. He is a past President of the West Valley Colonels Association and founder of the Cystic Fibrosis Foundation of Utah. Mr. McNeill holds a B.A. degree in Business Administration, Economics and Russian, and a MBA degree in Business Management.

Cortney L. Taylor. Mr. Taylor became Chief Financial Officer September 2002. Mr. Taylor is a CPA, a member of the Utah Association of Certified Public Accountants (UACPA) and the American Institute of Certified Public Accountants (AICPA), and has served as a member of the Utah State University, School of Accountancy Advisory Board and on the UACPA Accounting Issues Committee. From November 1994 to August 2002, he was employed in the Utah offices of Grant Thornton, LLP serving most recently as an assurance senior manager. Mr. Taylor holds B.S. and Masters of Accounting degrees from Utah State University.

Bennie L. Williams. Mr. Williams was appointed Chairman and a director in June 2001. During February 2005, due to health and time concerns, the Board of Directors elected Mr. Driscoll as Chairman replacing Mr. Williams in that capacity. Mr. Williams currently remains on the Board of Directors. He spent 36 years in the broadcasting industry in general management, sales management, marketing, promotion and advertising of several radio stations. Mr. Williams was Vice President of sales for Intermountain Radio Network, with 132 affiliates. From 1970 to 1987, he was Vice President of sales for Communications Investment Corporation's twelve owned and operated stations in Utah, Idaho and Montana. In addition he was general manager of KALL AM and KLCY FM until his retirement in 1988. At that time he founded his own company, a sole proprietorship named Business Idea Company of America, which was an investment portfolio management firm that also provided marketing, advertising and consulting services to select clients. Business Idea Company became inactive in the fourth quarter of 2001and never had a business relationship with Videolocity. Mr. Williams has served six years as Chairman of the Board of Governors of Shriners Hospital for Children, Intermountain, in Salt Lake City.

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

The Board of Directors plans to re-evaluate the committees, the composition of, and the replacement of the board members at their next meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have securities registered under Section 12(g) of the Securities Exchange Act of 1934 and our directors, officers and affiliates are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 10. Executive Compensation

Presently, we do not have any retirement, pension, profit sharing, or insurance plans covering officers or directors. Additionally, we do not currently provide cash compensation to directors for serving in their capacities as directors, but do reimburse such persons for expenses reasonably incurred by them in connection with company business.

Summary Compensation Table
                                                                            Securities
Name and Principal                                     Other Annual         underlying    Restricted     All Other
Position             Year       Salary       Bonus     Compensation        options/SARs   Stock Award   Compensation
------------------  ------    ---------     --------   -------------       ------------   ------------  -------------
Robert E. Holt       2005     $260,000*       $   --        $   --          1,000,000        $ 90,000#       $ --
   CEO, President/   2004     $246,667*       $   --        $   --          4,850,000        $  --           $ --
   Director          2003     $240,000*       $   --        $   --               --          $  --           $ --

Cortney L. Taylor    2005     $150,000+       $   --        $   --          1,000,000        $ 90,000#       $ --
    CFO              2004     $134,166+       $   --        $   --          1,000,000        $  --           $ --
                     2003       90,000+       $   --        $   --               --          $  --           $ --

Mike York            2004     $140,000        $   --        $   --          1,000,000        $  --           $ --
    Vice President

*Salary for FY 2005, $184,167 of which was paid during FY 2005 with $75,833 being accrued at October 31, 2005, Salary for FY 2004, $216,667 of which was paid during FY 2004 with $30,000 being accrued at October 31, 2004 and remains accrued at October 31, 2005, Salary for FY 2003, $120,000 of which was paid during FY 2003 with $120,000 being accrued at October 31, 2003 and remains accrued at October 31, 2005. As of February 14, 2006 these amounts remain accrued.

# During February 2005, the Board of Directors approved the issuance of approximately $90,000 of restricted stock to each officer which has been accrued but to date has not been issued. The issuance of the shares will be completed when administratively possible.

+ Salary for FY 2005, $106,250 of which was paid during FY 2005 with $43,750 being accrued at October 31, 2005, Salary for FY 2004, 122,916 of which was paid during FY 2004 with $11,250 being accrued at October 31, 2004 and remains accrued at October 31, 2005. Salary for FY 2003, $56,250 of which was paid during FY 2003 with $33,750 being accrued at October 31, 2003 and remains accrued at October 31, 2005. As of February 14, 2006 these amounts remain accrued

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

                                                                  Number of
                                                                  Securities          Value of
                                                                  Underlying          Unexercised
                                                                  Unexercised         In-the-Money
                                                                  Options/SARs at     options/SARs at
                                                                  FY-End (#)          FY-End ($)
                                Shares Acquired    Value          Exercisable/        Exerciseable/
Name and Principal Position     on exercise (#)    Realized($)    Unexercisable       Unexercisable
---------------------------     ---------------    -----------    ---------------     --------------
Robert E. Holt                     20,000            $3,900       5,500,000/ -        $ -  /  $ -
   CE0, President, Director
Cortney L. Taylor                   7,500            $1,150       1,900,000/ -        $ -  /  $ -
    CFO, Secretary/Treasurer

Stock Incentive Plans

The Videolocity, Inc. 2000 Stock Incentive Plan was adopted in connection with the acquisition of Videolocity, Inc. A total of 1,000,000 shares of common stock are reserved for issuance under the plan. Plan awards with respect to 998,384 shares have been made through October 31, 2005. Through October 31, 2005, all awards granted to date have met the vesting requirement and of that total 979,884 have been converted to stock. As of October 31, 2005 plan awards with respect to 1,616 shares remain available for issuance under the Plan. All awards made under the Plan are made in plan units. Each plan unit becomes convertible at the option of the participant into one share of common stock on the date the vesting requirements for the plan units have been satisfied. The shares of common stock to be issued under the plan have been registered under the Securities Act of 1933. Awards granted to date generally provide vesting schedules over three years. If a plan participant voluntarily terminates his employment or is terminated for cause, any unvested plan awards will be forfeited. If a plan participant is terminated without cause, terminates for good reason (including a change of control), dies, or becomes disabled, any unvested plan awards will vest on the date of such termination. As of February 14, 2006 1,616 plan awards remain available for issuance under the Plan.

On March 26, 2002 we adopted an omnibus stock option and stock award plan. A total of 500,000 shares of common stock are reserved for issuance under the plan. Through October 31, 2005, 467,855 shares have been awarded under the plan. The Stock Option and Stock Award Plan is to be administered either by the Board of Directors or by a committee to be appointed from time to time by the Board. Awards granted under the Stock Option and Stock Award Plan may be stock options, appreciation rights, or stock awards which are awarded to employees, including officers and directors, who, in the opinion of the board or the committee, have contributed, or are expected to contribute, materially to the success of the Videolocity. In addition, at the discretion of the Board or the committee, options or bonus stock may be granted to individuals who are non employees but contribute to the success of Videolocity. All of our employees, officers, directors and consultants are eligible to participate under the Stock Option and Stock Award Plan. On December 4, 2003, the Board of Directors approved a total of 30,000 shares under the plan to consultants of the Company that to date have not been issued. As of February 14, 2006 2,145 shares remain available for issuance under the Plan.

On December 4, 2003, the Board of Directors approved a total of 9,200,000 options to purchase common stock to employees and Directors that vest according to various individual employee contracts. The options were granted at the market price on December 4, 2003. During February 2005 the Board of Directors approved 2,000,000 options to purchase common stock to officers of the Company that had a vesting schedule through the first quarter of FY 2006. Additionally, during February 2005, the Board of Directors approved the issuance of 2,000,000 shares of restricted stock to officers that to date have been accrued but have not been issued.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information, to the best of our knowledge as of January 31, 2006, regarding beneficial ownership of our common stock by:

     * each person known to us to own beneficially more than 5% of our common stock;

     *   each of the named executive officers;

     *   each of our directors; and

     *   all executive officers and directors as a group.

     Beneficial ownership is determined based on the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable, or exercisable within 60 days of October 31, 2005, are counted as outstanding. These shares, however, are not counted as outstanding for purposes of computing the percentage ownership of any other person. Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.

                                                Amount and
                                                 Nature of
                                                 Beneficial        Percent of
Name and Address of Beneficial Owner              Ownership         Class (1)
------------------------------------            -----------        ----------
Principal Shareholders:
Kirsten Bringhurst Cysewski (2)                   2,015,000            7.91%
Marvin Erickson (3)                               4,843,333           17.11%
WAJ Enterprises LLC (4)                           4,150,000           15.03%

Officers and Directors(5)
Dan Driscoll (6)                                  1,280,677            5.18%
Robert E. Holt(7)                                 7,595,555           24.46%
Cortney L. Taylor (8)                             3,040,000           11.47%
Bennie L. Williams (9)                            1,690,555            6.72%
All Officers and Directors as a Group
  (4 persons) as of January 31, 2005             13,606,787           36.71%

----------------------

(1) Beneficial ownership is determined based on the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable, or exercisable within 60 days of October 31, 2005, are counted as outstanding. These shares, however, are not counted as outstanding for purposes of computing the percentage ownership of any other person. Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.
(2)  Includes  1,925,000  shares held of record by Kirsten R  Bringhurst  Living
     Trust
(3) Includes 2,125,000 shares which could be acquired within 60 days upon conversion of convertible notes payable, 60,000 shares which could be acquired within 60 days upon exercise of options at an exercise price of $0.12 per share that expire upon payoff or conversion of notes payable and 400,000 shares which could be acquired within 60 days upon exercise of options at an exercise price of $0.04 per share that expire upon payoff or conversion of notes payable. Also includes 155,000 shares of stock that are due to Mr. Erickson on extensions of notes payable.
(4) Includes 200,000 options that could be acquired within 60 days upon exercise of options at an exercise price of $0.14 per share that expire upon payoff of notes payable and 250,000 shares that are due on extensions of notes payable. (5) The mailing address for each of Videolocity's officers and directors is PO Box 1929, Sandy, Utah 84091.
(6) Includes 500,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.13 per share and 555,555 shares of restricted stock that have been granted and to date not issued.

(7) Includes 4,500,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.13 per share and also includes 1,000,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.09 per share and 1,555,555 shares of restricted stock that have been granted and to date not issued.
(8) Includes 900,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.13 per share and 1,000,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.09 per share and 1,000,000 shares of restricted stock that have been granted and to date are not issued.
(9) Includes 700,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.13 per share, 555,555 shares of restricted stock that have been granted and to date not issued, 100,000 shares that are due to Mr. Williams on extensions of notes payable.

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

We currently have outstanding $125,000 in notes payable to officers and directors that were originated prior to the most recent two fiscal years.

Item 13. Exhibits

     (a) List of documents filed as part of this report:

         1. Financial Statements - Included in Part II, Item 7 of this report

                  Report of Independent Certified Public Accountant

                  Consolidated Balance Sheet as of October 31, 2005

                  Consolidated Statements of Operations for the year ended October 31, 2005 and the year ended October 31, 2004 and the period May 26, 2000 (inception) to October 31, 2005

                  Statement of Changes in Stockholders' Deficit for the period May 26, 2000 (inception) to October 31, 2005

                  Consolidated Statements of Cash Flows for the year ended October 31, 2005 and the year ended October 31, 2004 and the period May 26, 2000 (inception) to October 31, 2005

                  Notes to Financial Statements

     2.  List of Exhibits

Exhibit No.                       Description of Exhibit
-----------                       ----------------------

     2.1(1)         Agreement  and  Plan  of   Reorganization   With  Pine  View
                    Technologies, Inc. Dated as of November 15, 2000

     2.2(2)         Articles  of  Merger   Between  Pine  View  Merger  Co.  and
                    Videolocity, Inc. Dated December 1, 2000

Exhibit No.                       Description of Exhibit
-----------                       ----------------------

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

     10.14(6)       Settlement Agreement with 5th Digit, LLC and Istream TV

     10.15(6)       Strategic    Alliance    Agreement    with   OnSat   Network
                    Communications

     10.16(6)       Tech Flex Funding Dealer Marketing Agreement

     10.17(6)       Value Added Reseller Agreement with Viator Networks, Inc.

     10.18(6)      Specimen promissory note

     10.19         Operating Agreement with E. Oliver Capital Group LLC.

Exhibit No.                       Description of Exhibit
-----------                       ----------------------

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

                  None

Item 14. Principal Accountants Fees and Services

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     Audit Fees

The aggregate fees billed by our independent auditors, Madsen & Associates, CPA's, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending July 31, 2005, April 30, 2005 and January 31, 2005 were approximately $8,500. To date, we have not been billed by Madsen & Associates, CPA's for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005.

     Audit Related Fees

For the fiscal years ended October 31, 2005 and 2004, there were no fees billed for assurance and related services by Madsen & Associates, CPA's relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the fiscal years ended October 31, 2005 and 2004, there were no fees billed by Madsen & Associates, CPA's for tax compliance, tax advice and tax planning.


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

                                            Videolocity International, Inc.



                                            By:      /S/   DAN DRISCOLL
                                                     ---------------------------
                                                     Dan Driscoll
                                                     Chairman
Dated: February 14, 2006


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                      Title                               Date
              ---------                      -----                               ----



By:     /S/   DAN DRISCOLL                                                February 14, 2006
   ----------------------------------
         Dan Driscoll                    Chairman and Director



By:      /S/   BENNIE WILLIAMS           Director                         February 14, 2006
   --------------------------------
         Bennie Williams


By:      /S/   ROBERT E. HOLT            President and Director           February 14, 2006
   ----------------------------------    (Principal Executive Officer)
         Robert E. Holt


By:      /S/   CORTNEY L. TAYLOR         C.F.O.                           February 14, 2006
   ------------------------------        (Principal Financial
         Cortney L. Taylor               and Accounting Officer)

                         VIDEOLOCITY INTERNATIONAL, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                October 31, 2005

                                 C O N T E N T S


Independent Auditors' Report ............................................. F-1

Balance Sheet............................................................. F-16

Statements of Operations ................................................. F-17

Statements of Stockholders' Equity  ...................................... F-18

Statements of Cash Flows ................................................. F-20

Notes to the Financial Statements ........................................ F-21

                          INDEPENDENT AUDITORS' REPORT

MADSEN & ASSOCIATES, CPA's Inc.                      684 East Vine St, Suite 3
Certified Public Accountants                                 Murray, Utah 84107
  and Business Consultants                               Telephone 801 268-2632
                                                             Fax   801-262-3978

 Board of Directors
 Videolocity International, Inc. and Subsidiaries
 Park City, Utah

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 We have audited the accompanying consolidated balance sheet of Videolocity International, Inc. and Subsidiaries (A Development Stage Company) at October 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended October 31, 2005 and 2004 and the period May 26, 2000 (date of inception) to October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Videolocity International, Inc. and Subsidiaries at October 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended October 31, 2005 and 2004 and the period May 26, 2000 (date of inception) to October 31, 2005 in conformity with generally accepted accounting principles.

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


                                             s\ Madsen & Associates, CPA's Inc.
 Salt Lake City, Utah,
 February 13, 2006

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                October 31, 2005

                                     ASSETS

 CURRENT ASSETS
    Cash                                                          $     2,271
    Accounts receivable                                                 1,091
    Other assets                                                       34,538
                                                                  -----------
             Total current assets                                      37,900

 Property and equipment, at cost, net                                 597,078
 Other assets                                                          24,909
                                                                  -----------

                                                                  $   659,887
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


 CURRENT LIABILITIES
    Accounts payable                                              $   280,404
    Accrued liabilities                                             3,449,862
    Accrued interest payable                                          488,570
    Notes payable - related parties                                   125,000
    Notes payable                                                   2,424,800
    Current portion of long term obligations - capital lease          255,395
                                                                  ------------
             Total current liabilities                              7,024,031

    Long term obligations less current portion - capital lease        385,083
    Compensation debenture                                            360,000

 MINORITY INTERESTS                                                     4,866

 COMMITMENTS AND CONTINGENCIES                                             --

 STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 100,000,000 shares
      authorized, 23,438,199 issued and outstanding                    23,439
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized none outstanding                                        --
    Additional paid-in capital                                      6,855,824
    Deficit accumulated during the development stage              (13,993,356)
                                                                  -----------
             Total stockholders' deficit                           (7,114,093)
                                                                  -----------
                                                                  $   659,887
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

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended               From
                                                             October 31            May 26, 2000
                                                     --------------------------      through
                                                         2004           2003     October 31, 2005
                                                     -----------    -----------    -----------
Revenues                                             $   114,420   $    10,225     $   126,645
Cost of Goods Sold                                        86,219         8,729          94,948
                                                     -----------   -----------     -----------
Gross Profit                                              28,201         1,496          29,697

Operating expenses

    Salaries, payroll taxes, and employee benefits     3,110,531       821,269       6,631,985
    Professional fees and consultants                     82,862       191,054       1,338,036
    Technology development consulting                    237,113       237,683         850,270
    Directors compensation through stock plan            200,000          --           295,000
    Rent                                                  48,000        48,000         304,305
    Provision for bad debts                                 --          10,000         600,000
    Travel, conventions, meals and entertainment          30,647        41,277         237,933
    Depreciation and amortization                         33,163        26,937         178,804
    Utilities                                             18,234        22,338         109,849
    Gain on transfer of license agreements                  --            --          (114,509)
    Write off of goodwill                                   --            --           958,628
    Other                                                 48,786        75,394         611,983
                                                     -----------   -----------     -----------
                                                       3,809,336     1,473,952      12,002,284
                                                     -----------   -----------     -----------
             Operating loss                           (3,781,135)   (1,472,456)    (11,972,587)

Interest income                                             --            --             5,578
Legal Settlement                                       (103,033)      (97,400)       (200,433)
Gain on sale of stock, net                                  --            --           338,049
Interest and beneficial conversion expense              (345,942)     (518,643)     (2,070,451)
Expense for stock options on guarantee                   (19,526)      (69,120)        (88,646)
Minority interests                                          --            --            (4,866)
                                                     -----------   -----------     -----------
             Loss before income taxes                 (4,250,636)   (2,157,619)    (13,993,356)

Income taxes                                                --            --              --
                                                     -----------   -----------     -----------

             NET LOSS                                 (4,250,636)   (2,157,619)    (13,993,356)
                                                     ===========   ===========     ===========
Loss per common share
    Basic and Diluted                                      (0.22)        (0.19)

Weighted-average common and dilutive common
   equivalent shares outstanding
   Basic and Diluted                                  19,479,625    11,617,692



         The accompanying notes are an integral part of these statements.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

        For the period May 26, 2000 (inception) through October 31, 2000, and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005
                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                        Additional      during the
                                                  Preferred stock             Common stock               paid-in       Development
                                               Shares         Amount        Shares         Amount        capital          Stage
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

                                                                       continued


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

        For the period May 26, 2000 (inception) through October 31, 2000, and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005
                                                                       Continued
                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                        Additional      during the
                                                  Preferred stock             Common stock               paid-in       Development
                                               Shares         Amount        Shares         Amount        capital          Stage
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

                                                                       continued

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

        For the period May 26, 2000 (inception) through October 31, 2000, and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005
                                                                       Continued
                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                        Additional      during the
                                                  Preferred stock             Common stock               paid-in       Development
                                               Shares         Amount        Shares         Amount        capital          Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2003                        --      $      --        6,346,996    $     6,347    $ 4,083,060   $(7,585,101)

Fees related to Equity Distribution
     Agreement                                     --             --             --             --         (390,000)         --

Issuance of stock options for:
                                Guarantee          --             --             --              --          69,120          --

                                 Services          --             --             --              --          46,316          --

                                     Loan          --             --             --              --         140,432          --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          736,500            736        215,464          --

                                 Services          --             --          500,000            500         87,500          --

                                     Cash          --             --          500,000            500        224,500          --

                   Cash under Equity Line          --             --          140,746            141         37,859          --

                       Conversion of debt          --             --          745,432            745        181,353          --

     Conversion of compensation debenture          --             --          743,902            744         29,256          --

                    Stock incentive plans          --             --          770,000            770        144,081          --

                         Legal settlement          --             --           80,000             80         22,320          --

Net loss for the year                              --             --             --               --             --    (2,157,619)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2004                        --      $      --       15,503,298    $    15,503    $ 6,261,503   $(9,742,720)

Issuance of stock options for:
                                     Loan          --             --             --              --          19,526           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --           36,667             37          2,796           --

                   Cash under Equity Line          --             --        6,330,100          6,331        323,669           --

                       Conversion of debt          --             --        1,489,334          1,489        210,609           --

                    Stock incentive plans          --             --           48,800             49         36,551           --

                         Legal settlement          --             --           30,000             30          1,170           --

Net loss for the year                              --             --             --               --             --    (4,250,636)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2005                        --      $      --       23,438,199    $    23,439    $ 6,855,824  $(13,993,356)
                                            ============   ===========     ==========    ===========    ===========  ============

         The accompanying notes are an integral part of this statement.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                                  From
                                                                                For the year ended            May 26, 2000
                                                                                   October 31,                 (inception)
                                                                         --------------------------------        Through
                                                                               2005            2004         October 31, 2005
                                                                         ---------------  ---------------  -------------------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                         $    (4,250,636) $    (2,157,619) $     (13,993,356)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                                       -                -              4,866
             Provision for bad debts                                                  -           10,000            600,000
             Write off of goodwill                                                    -                -            958,628
             Gain on sale of investment stock                                         -                -           (338,049)
             Gain on transfer of license                                              -                -           (114,509)
             Loss on write-off of loan fees                                     100,000                -            100,000
             Depreciation and amortization                                      143,376           26,937            289,022
             Interest expense recognized on beneficial conversion                     -                -            423,900
             Issuance of common stock under stock plans                          36,600          144,850            810,558
             Issuance of common stock for services                                    -           88,000            553,832
             Issuance of common stock for interest                                2,833          216,201            509,925
             Options issued on guarantee, services, and loans                    19,526          255,868            275,394
             Issuance of common stock for legal settlement                            -           22,400             22,400
             Changes in assets and liabilities
                Other assets                                                     37,546          (92,774)          (159,447)
                Accounts receivable                                               7,947           (9,038)            (1,091)
                Accounts payable and accrued liabilities                      2,947,780           87,172          3,538,884
                Accrued interest                                                221,707          109,746            707,948
                                                                         ---------------  ---------------  -------------------

                  Total adjustments                                           3,517,315          859,362          8,182,261
                                                                         ---------------  ---------------  -------------------

                  Net cash used in operating activities                        (733,321)      (1,298,257)        (5,811,095)
                                                                         ---------------  ---------------  -------------------
    Net cash flows from investing activities -
       Investment stock and licenses, net                                             -                -            555,791
       Increase in notes receivable                                                   -                -           (600,000)
       Purchase of property and equipment                                             -          (44,982)          (164,977)
                                                                         ---------------  ---------------  -------------------

                  Net cash flows used in investing activities                         -          (44,982)          (209,186)
                                                                         ---------------  ---------------  -------------------
    Cash flows from financing activities
       Increase in notes payable, net                                           590,000        1,040,000          4,784,800
       Proceeds from long term obligations                                            -          357,000            357,000
       Payments on long term obligations                                        (40,104)        (141,450)          (181,554)
       Proceeds from issuance under equity line                                       -           38,000             38,000
       Proceeds from issuance of common stock                                         -          225,000          1,024,306
                                                                         ---------------  ---------------  -------------------

                  Net cash provided by financing activities                     549,896        1,518,550          6,022,552
                                                                         ---------------  ---------------  -------------------

                  Net increase (decrease) in cash                              (183,425)         175,311              2,271

Cash at beginning of period                                                     185,696           10,385                  -
                                                                         ---------------  ---------------  -------------------

Cash at end of period                                                   $         2,271  $       185,696  $           2,271
                                                                         ===============  ===============  ===================

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

Noncash investing and financing activities

During the year ended October 31, 2005 the Company retired $330,000 of notes payable using proceeds from it's equity distribution agreement and converted $30,000 of its compensation debenture into common stock. The Company converted $180,000 of notes payable and $2,098 of accrued interest payable into common stock. Additionally, the Company issued common stock for a legal settlement that was accrued in the prior year totaling $1,200.

During the year ended October 31, 2004 the Company entered into a capital lease that resulted in an increase of property and equipment totaling $657,614. Additionally, the Company converted $1,370,000 of notes payable and $217,280 of accrued interest payable into common stock. During the year ended October 31, 2004, the company issued a convertible compensation debenture totaling $390,000 in exchange for fees related to a Standby Equity Distribution Agreement.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005

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

At October 31, 2005 the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities.

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

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005

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

7. Fair value of financial instruments The carrying value of the Company's cash, accounts payable, accruals and notes payable approximate their fair values due to their short-term nature.

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

9. Research and development costs The Company conducts research and development to develop new products or product improvements/enhancements. Research and development costs, which includes, but is not limited to salaries, technology consulting, and various computer equipment components, have been charged to expense as incurred.

10. Stock options The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options as allowed under FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS 123).

11. Concentrations. The Company is a development-stage company and currently has one customer from which all accounts receivables were derived.

12. Loss per share Basic earnings (loss) per share (EPS) are calculated by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes F, G, J and L are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

13. Advertising costs Advertising and marketing costs are expensed as incurred.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

14. Reclassifications Certain reclassifications have been made to the 2004 financial statements to conform with the 2005 presentation.

NOTE B - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $13,993,356 from May 26, 2000 (inception) through October 31, 2005 including a loss of $4,250,636 for the year ended October 31, 2005. Current liabilities exceed current assets by $6,986,131 at October 31, 2005. The Company has recognized minimal revenue during it's developmental stage from May 26, 2000 (inception) through October 31, 2005, which raises substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its current obligations on a continuing basis, to obtain financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company has installed its first Digital Entertainment System commercially, although the Company needs to obtain capital, either long-term debt or equity to continue the implementation of its overall business plan. The Company plans on pursuing the additional capital necessary to continue its overall business plan. Additionally, the Company is working on the formation of a joint venture that when completed should bring operational capital into the Company. The proposed joint venture will fund certain agreed upon operational expenses of Videolocity in the form of prepaid licensing fees (deferred revenue) during the time that the joint venture begins to install and use Videolocity's technologies into various uses. (Note N)

NOTE C - OTHER ASSETS

At October 31, 2005, other assets consisted of the following:


                                                  Short term        Long term

         Non trade receivables                  $       1,317       $    --
         Deposits                                                        --
                                                       10,267
         Prepaid expenses                                                --
                                                       22,954
         Deposits                                        --              24,909
                                                 -------------     ------------

                                                $      34,538      $     24,909
                                                 =============     ============

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005

NOTE D - PROPERTY AND EQUIPMENT

At October 31, 2005 property and equipment and estimated useful lives consist of the following:
                                                             Amount      Years
                                                           ----------  ---------

         Computer equipment                               $ 164,978       3-5
         Equipment under capital lease                      657,614       3-5
                                                           ----------
                                                            822,592
         Less accumulated depreciation and amortization     225,514
                                                           ----------

                                                          $ 597,078
                                                           ==========
NOTE E - ACCRUED LIABILITIES

At October 31, 2005, accrued liabilities consisted of the following:

         Payroll, payroll taxes, and related amounts           $     2,984,302

         Director and consultant compensation                          217,000

         Capital lease paid on Company's behalf  (Note G)              246,913

         Other                                                           1,647
                                                               ---------------

                                                               $     3,449,862
                                                               ===============

NOTE F - NOTES PAYABLE

At October 31, 2005 the Company has notes payable totaling $2,549,800 due to various individuals and companies including $125,000 to current related parties including Board of Directors and Management. Of the total, $370,000 is written at 12% simple interest, $1,334,800 is written at 8 percent simple interest and $845,000 has no stated interest rate. Interest has been imputed from the date of issuance on all non-interest bearing notes payable at 8 percent. Of the total notes payable $662,800 is convertible at the option of the debt holder in the following amounts: $167,800 is convertible at $1.00 per share, $60,000 is convertible at $0.72 per share, $10,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share, $15,000 is convertible at $0.12 per share and $80,000 is convertible at $0.04 per share. The notes payable have maturities as follows:
$20,000 matured during October 2002, $335,000 matured during November 2002, $10,000 matured during January 2003, $719,800 matured during August 2003, $25,000 matured during November 2003, $75,000 matured during June 2005, $250,000 matured during July 2005, $80,000 matured during September 2005, $615,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding,, $100,000 has no set maturity and is payable until paid in full and $320,000 is due on a set schedule of $10,000 per week beginning in November 2004 until paid in full using advances under the Company's Standby Equity Line. (Note L). Approximately $1,239,800 is past due as of October 31, 2005. Subsequent to October 31, 2005 a significant portion of the Company's debt was extended by the debt holder (Note N).

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005

NOTE F - NOTES PAYABLE - CONTINUED

The Company has issued options to purchase Company stock under certain of the notes payable originated in the following amounts: 400,000 shares at $0.77 per share, 120,000 shares at $0.72 per share, 20,000 shares at $0.50 per share, 200,000 shares at $0.14 per share, 60,000 at $0.12 per share and 400,000 at $0.04 per share. All options granted in conjunction with new notes payable were granted at or above the fair market value on the date the notes payable were originated. Where necessary, the value of the options granted is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model. Expense is recognized at the time the options become exercisable.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $100,000 to current related parties. During the year ended October 31, 2004, the Company converted a total of $535,000 of notes payable under the UCC-1 into common stock of the Company including $135,000 to related parties. During the year ended October 31, 2005 the Company converted $100,000 of notes payable under the UCC-1 into Common Stock of the Company and repaid $20,000 under a settlement agreement. As of October 31, 2005 there remains a total of $845,000 of notes payable under the UCC-1. The notes payable under the UCC-1 have maturities under the UCC-1 as follows: $20,000 matured during October 2002, $335,000 matured during November 2002, $10,000 matured during January 2003 and $480,000 matured during August 2003 (Note N).

On February 6th, 2003 the Company received a formal notice of default regarding a $215,000 note payable under the UCC-1. During the year ended October 31, 2005, the Company received demand notices on three notes payable totaling $485,000 including the $215,000 note payable under the UCC-1. The Company agreed to a payback schedule on $20,000 of that total consisting of 5,000 per month until paid in full. The Company has completed the agreed upon payments for the $20,000 note payable. Subsequent to October 31, 2005 the Company received an extension on $250,000 of the total and worked out a payback schedule on the $215,000 note payable to (Note N).

NOTE G - LONG TERM OBLIGATIONS - CAPITAL LEASE

During the year ended October 31, 2004, the Company signed a capital lease agreement that included approximately $658,000 in equipment and approximately $357,000 in operating capital. The lease terms require approximately $25,000 in monthly payments over a 48 month term. The lease was guaranteed by an unrelated privately held Company. The privately held Company was granted 1,000,000 options to purchase common stock at $0.20 per share that expire February 4, 2006. Additionally, if the Company's outstanding shares surpass 20,000,000 prior to February 4, 2006, the privately held Company will be granted additional options at the then current market price to purchase shares bringing their total held pursuant to the agreement equal to 2.5 percent of the then outstanding shares of the Company. As of October 31, 2005, the Company has surpassed 20,000,000 shares. However, the guarantor currently holds more than 2.5% of the total outstanding shares in options and is not entitled to additional options. Expense recognized for the period ended October 31, 2004 related to these options totaled $69,120. The equipment was recorded as equipment under capital leases.
 During the year ended October 31, 2005, the Company was unable to make the required payments on the lease and the guarantor made approximately $247,000 in lease payments on behalf of the Company. The amounts paid on behalf of the Company have reduced the outstanding balance on the lease and have been recorded as accrued liabilities of the Company. (Note E)

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005

NOTE G - LONG TERM OBLIGATIONS - CAPITAL LEASE - CONTINUED

The following is a schedule by year of future minimum payments under long term obligations, together with the present value of the net payments as of October 31, 2005:

                                                       Cash
                                                   proceeds from
                                         Equipment     Lease         Total
                                        ----------   ----------   ----------
        2005                            $  197,098   $  106,033   $  303,131
        2006                               197,098      106,033      303,131
        2007                                72,819       35,344      108,163
        2009                                  --           --           --
                                        ----------   ----------   ----------

Total minimum payments                     467,015      247,410      714,425

Less amount representing interest           49,677       24,270       73,947
                                        ----------   ----------   ----------

Present value of net minimum payments      417,338      223,140      640,478


Less current portion                       165,270       90,125      255,395
                                        ----------   ----------   ----------

Long-term portion                       $  252,068   $  133,015   $  385,083
                                        ==========   ==========   ==========


NOTE H - INCOME TAXES

The Company has sustained losses in all periods presented. Consequently, there is no income tax provision or benefit for the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was $1,572,486 for the year ended October 31, 2005 ($710,063 for the year ended October 31, 2004, and $4,970,885 for the period May 28, 2000 (inception) through October 31, 2005).

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005

As of October 31, 2005, the Company had net operating loss carryforwards for tax reporting purposes of approximately $9,900,000 expiring through 2025. Reconciliation of income taxes computed at the federal statutory rate and income tax expense are as follows:

                                                                            Cumulative
                                                                              from
                                                                              May 28,
                          Year ended Year ended                          2000 (inception)
                                                      October 31,             Through
                                             ---------------------------   October 31,
                                                  2005           2004         2005
                                             ------------   ------------   ------------
Current
    Federal income taxes at
      statutory rate                         $(1,455,216)   $  (733,590)   $(4,757,740)
    State income taxes net of
      federal benefit                           (140,181)       (66,455)      (456,944)
 Change in valuation allowance                 1,572,486        710,063      4,970,885
 Other                                            12,911         89,982        243,799

Deferred                                            --             --             --
                                             ------------   ------------   ------------
                          Total              $      --      $      --      $      --
                                             ============   ============   ============

Deferred taxes consist of the following:

                                             Year ended      Year ended
                                             October 31,    October 31,
                                                2005            2004
                                             ------------   ------------
  Current deferred taxes
   Allowance for doubtful accounts           $    223,800    $   220,700
   Deferred Compensation                        1,068,344            --
                                             ------------    -----------
           Total                                1,292,144        324,799
   Less valuation allowance                    (4,970,885)    (3,398,399)
                                             ------------   ------------
           Total                               (3,678,741)    (3,073,600)
Long term deferred taxes
   Accumulated depreciation                        (4,119)        (5,315)
   Net operating losses                         3,682,859      3,078,915
                                             ------------   ------------
           Total                             $  3,678,741    $ 3,073,600
                                             ------------   ------------
                                                    --             --
                                              ===========    ===========

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005


NOTE I - LOSS PER SHARE

The following data show the amounts used in computing net earnings (loss) per common share, including the effect on net earnings (loss) for preferred stock dividends. For 2001, earnings (loss) applicable to common stock includes a noncash imputed dividend to the preferred shareholders. The imputed dividend equals the accretion of the redemption value on the Preferred Stock.




                                                        Year ended October 31,
                                                         2005             2004
                                                    ---------------   --------------

  Net earnings (loss)                            $     (4,250,636) $    (2,157,619)
  Imputed dividends on preferred stock                       --              --
                                                    ---------------   --------------
  Net earnings (loss) applicable to common stock $     (4,250,636) $    (2,157,619)
                                                    ===============   ==============

The following data was used in computing loss per share:


                                                       Year ended       Year ended
                                                      October 31,       October 31,
                                                          2005             2004
                                                     --------------   --------------
  Shares outstanding entire period                     15,503,298       6,346,996
  Net weighted-average shares issued during
     period                                             3,976,327       5,270,696
                                                     --------------   --------------

  Weighted average number of common shares and
     dilutive potential common shares used in          19,479,625      11,617,692
     diluted EPS                                     ==============   ==============

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005

Shares issued in connection with the recapitalization have been included in the calculation of loss per share as though they were outstanding from inception. All common shares with dilutive potential described in Notes F, G, J and L are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

Earnings (loss) per share - basic and diluted


                                                      Year ended        Year ended
                                                      October 31,       October 31,
                                                         2005              2004
                                                    ---------------   --------------
  Earnings (loss) before imputed
     dividend                                     $         (0.22)  $        (0.19)
  Imputed dividend - (accretion)                                -                -
                                                    ---------------   --------------

  Earnings (loss) per share attributable
     to common shareholders - basic
     and diluted                                 $          (0.22)  $        (0.19)
                                                    ===============   ==============

NOTE J - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified key employees. The Company reserved 1,000,000 common shares that can be issued under the plan. Awards made under the plan are issued in units with each unit being convertible into one share of common stock at the option of the holder. The plan units vest, generally, over three years as specified in each individual grant. The individual units are issued with a strike price of $0.00. Accordingly, compensation expense is incurred by the Company over the vesting periods and is calculated using the stock price on the grant date times the number of shares vesting. During the year ended October 31, 2005, the Company recognized approximately $37,000 of compensation expense with the issuance of 48,800 shares of stock under vesting schedules. Through October 31, 2005, the Company has granted 998,384 plan units of which 979,884 units have been exercised under the plan and 18,500 plan units remain subject to vesting requirements.

On March 26, 2002 the Company filed an additional stock option and stock award plan, which had been approved by the shareholders of Pine View Technologies in November 2001. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. During the first quarter of 2004, the Board of Directors approved 30,000 shares for issuance to consultants of the Company under the plan but to date have not issued the shares. Through October 31, 2005, the Company has issued a total of 467,855 shares under the Plan.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005


The Restated Articles of Incorporation authorizes the Board of Directors to issue, from time to time, without any vote or other action by the stockholders, of any or all shares of the Corporation of any class at any time authorized, and any securities convertible into or exchangeable for such shares, in each case to such persons and for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine, provided that the consideration for the issuance of shares of stock of the corporation having par value shall not be less than such par value. Pursuant to the Articles of Incorporation, during December 2003, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 9,200,000 options to purchase stock outside of the plans to employees and directors that vested at various times through FY 2004. Additionally, during the quarter ended April 30, 2005, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 2,000,000 options to purchase stock outside of the plans to employees that vest at various times through FY 2006. Additionally, the Board of directors approved 2,000,000 shares to be issued in restricted stock to officers of the Company to be issued when administratively possible. As of October 31, 2005 the 2,000,000 shares of restricted stock has not been issued, however the Company has recorded an accrued liability for the expense incurred. The expense for the granted shares has been accrued and is currently recorded within accrued liabilities. The above noted options were issued pursuant to the Restated Articles of Incorporation approved by a majority of the stockholders on November 15, 2000.

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


                                                                                                    Cumulative
                                                                                                      from
                                                                                                     May 28,
                                                                                                 2000 (inception)
                                                                Year ended       Year ended         Through
                                                                October 31,      October 31,       October 31,
                                                                   2005             2004               2005
                                                              -------------     ------------       ------------
Net earnings (loss):
As reported                                                   $(4,250,636)       $(2,157,619)     $(13,993,356)
Proforma                                                      $(4,334,599)       $(2,752,055)     $(14,771,715)

Basic earnings (loss) per share:
As reported                                                        $(0.21)            $(0.19)           $(1.57)
Pro forma                                                          $(0.22)            $(0.24)           $(1.66)

Diluted earnings (loss) per share:
As reported                                                        $(0.21)            $(0.19)           $(1.57)
Pro forma                                                          $(0.22)            $(0.24)           $(1.66)

Weighted average fair value per plan unit
granted during the year                                            $ 0.09             $ 0.13

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005


The following table summarizes stock option activity for the period May 26, 2000 (inception) through October 31, 2005:

                                        Shares subject          Weighted-average
                                          to options             exercise price
-----------------------------------    ----------------        ----------------
Outstanding at May 26, 2000
  (inception)                                        --            $        -
  Granted                                            --            $        -
  Exercised                                          --            $        -
  Forfeited                                          --            $        -
-----------------------------------    ----------------        ----------------

Outstanding at October 31, 2000                      --            $        -
  Granted                                       490,833            $     1.13
  Exercised                                      (5,000)           $     1.00
  Forfeited                                          --            $        -
-----------------------------------    ----------------        ----------------

Outstanding at October 31, 2001                 485,833            $     1.14
  Granted                                       185,400            $     1.08
  Exercised                                     (36,684)           $     1.35
  Forfeited                                    (416,249)           $     1.01
-----------------------------------    ----------------        ----------------

Outstanding at October 31, 2002                 218,300            $     1.30

  Granted                                            --            $        -
  Exercised                                    (119,400)           $     1.45
  Forfeited                                      (4,200)           $     1.40
-----------------------------------    ----------------        ----------------

Outstanding at October 31, 2003                  94,700            $     1.04
  Granted                                     9,955,000            $     0.13
  Exercised                                    (770,000)           $     0.19
  Forfeited                                      (2,400)           $     1.50
-----------------------------------    ----------------        ----------------

Outstanding at October 31, 2004               9,277,300            $     0.14
  Granted                                     2,020,000                  0.09
  Exercised                                     (48,800)                 0.75
  Forfeited                                          --                     -
-----------------------------------    ----------------        ----------------

Outstanding at October 31, 2005              11,248,500            $     0.12

Exercisable at  October 31, 2005             11,248,500            $     0.12

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option's vesting period. The weighted-average fair value of stock options granted was $0.13 for the shares granted during the year ended October 31, 2005. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                        For the year ended
                                  -------------------------------
                                     October 31,    October 31,
                                         2005          2004
                                  -------------------------------
Risk-free interest rate                3.5 %           2.5 %
Dividend yield                           0 %             0 %
Volatility factor                       .59             .59
Expected option term life in years     3.0             2.5


The plan units vest at various dates ranging from May 2003 through November 2005. A further summary of information related to options outstanding at October 31, 2005 is as follows:


                                                            Weighted Average                Weighted Average
Range of Exercise                   Number                Remaining Contractual              Exercise Price
Prices                    Outstanding / Exercisable           Life (Years)             Outstanding / Exercisable
                          -------------------------           ------------             -------------------------

$0.00 to 0.50              11,230,000 / 11,230,000               8.30                        $0.12 / $0.12
 0.51 to 1.00                  18,500 /     18,500               0.01                         0.70 /  0.70
                           -----------  ----------               ----                        -----  ------
                           11,248,500 / 11,248,500               8.29                        $0.12 / $0.12

NOTE K - RELATED PARTY TRANSACTIONS

As of October 31, 2005 the Company has 8% notes payable to current directors, and officers totaling $125,000. Additionally, the Company has 8% notes payable totaling $215,000 to a private entity of which a former director is the manager. The Company has accounts payable totaling approximately $41,000 due to a former director at October 31, 2005. As of October 31, 2005 executive officers and directors of the Company own approximately 5% of the outstanding stock.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005

NOTE L - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE

During May 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Pursuant to the terms of the funding agreement with Cornell Capital, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of the company's common stock in amounts up to $350,000 per drawdown and up to $1 million per month to a maximum of $20 million over the 24 months following the effective date. The equity drawdowns are entirely at Videolocity's discretion and the agreement does not require minimum drawdowns. The effective date of the agreement is the date that the Securities and Exchange Commission first declared a registration statement effective registering the resale of the securities. The drawdowns are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The Company filed an SB-2 on July 9, 2004 to register 19,314,099 shares of common stock and the SB-2 was declared effective by the Securities and Exchange Commission on July 22, 2004. As of October 31, 2005, the Company had issued 140,746 shares to Cornell and received $38,000 under the agreement.

As consideration for Cornell to enter into the agreement, the Company issued a $390,000, 5% convertible debenture. The principal and interest are due during May 2007. At the Company's option, the principal and interest due can be repaid or converted to common stock at a rate of 250% of the current closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P. or 100% of the lowest closing bid price of the Company's common stock for the three trading days immediately preceding the conversion date. At the holder's option, they may convert to the Company's stock until paid in full. The Company may redeem all or a portion of the outstanding principal at a redemption price of 120% multiplied by the portion of the principal sum being redeemed plus any accrued and unpaid interest. Through October 31, 2005, the holder has converted $30,000 of the debenture balance into 743,902 shares of the Company's common stock. The balance of the compensation debenture as of October 31, 2005 totals $360,000.

The Company placed 10,000,000 of the registered shares into escrow to facilitate drawdowns and the repayment of a $400,000 loan due to Cornell Capital Partners LP and through October 31, 2005 has issued 6,330,100 shares under the Standby Equity Distribution Agreement using the proceeds to repay $330,000 of the loan. The balance of the loan at October 31, 2005 totals $70,000. The Company placed another 5,000,000 of the registered shares into escrow to facilitate repayment of a second lone totaling $250,000. The repayment of this loan begins subsequent to the completion of payments under the first loan. The Company has not issued any shares in repayment of the second loan. Those shares not issued under drawdowns or as repayment on the loan will be returned to the Company. As of October 31, 2005, the Company has 8,669,900 shares that remain in escrow. The shares held in escrow are not included in the Company's outstanding shares (15,000,000 held in escrow less 6,330,100 shares issued). (Note F)

NOTE M - COMMITMENTS AND CONTINGINCIES

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

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005

Redeemable Preferred Stock

During December 2000, the Company issued 950,000 shares of series A preferred stock for the purchase of 5th Digit Technologies, LLC. During 2002, the Company exchanged 600,000 of the outstanding series A preferred shares for 180,000 common shares of the Company. A legal action was filed against the holder of the remaining 350,000 preferred shares outstanding, alleging misrepresentation of the technology acquired as part of the purchase of 5th Digit Technologies, LLC. On January 24, 2002 the outstanding 350,000 preferred shares were tendered for liquidation at $5.00 per share and were subsequently deposited with the court pending the outcome of the legal action. On April 11, 2002 the Third Judicial District Court, Salt Lake County, signed a Default Judgment against the holder of the outstanding 350,000 preferred shares ordering cancellation of the shares. It was further determined that any and all redemption or other rights vested in and related to the shares be voided. The 350,000 preferred shares were cancelled on April 12, 2002. Subsequently, the decision of the Third Judicial District Court was set aside. On March 15, 2004, the Company reached a settlement agreement on the redeemable preferred stock. The settlement agreement included the Company issuing 80,000 shares of common stock and total payments of $70,000, payable as follows: $10,000 at execution of the agreement and $5,000 per month beginning May 1, 2004 and continuing until paid in full. During the year ended October 31, 2005 the Company fulfilled its obligations under the agreement.

Promissory Loan Agreement

On June 2, 2003, the Company signed a ten percent simple interest promissory note with an unrelated privately held company where the privately held company was to provide $5,000,000 in operating funds to the Company. The terms of the note provided that the Company pay a two percent fee totaling $100,000 for arranging the loan. Terms of repayment included interest on a quarterly basis and the balance of the note at the end of thirty-six months. Additionally, the privately held company would receive one seat on the Board of Directors until such time as the promissory note was paid in full. After weeks of delays and promises regarding funding, the privately held company signed an addendum to the original note promising funding of the note by September 19, 2003. When the funding was not met according to the addendum, the privately held company signed a second addendum promising funding of the note by November 10, 2003. After months of delays, and the privately held company not fulfilling the terms of the original agreement and/or the signed addendums the Company filed a multi count civil complaint against the privately held company. The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. This motion to dismiss was denied by the Court on March 12, 2004. Management, based on the advice of legal counsel, believes that at a minimum the $100,000 is recoverable in its action against the privately held company. However, based on the anticipated costs to recover the $100,000, the Company has written off the fee during the year ended October 31, 2005.

Note Receivable

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at $9,000 at October 31, 2005. As of October 31, 2005, the Company has recorded an allowance for bad debt totaling $600,000 against the note receivable. The Company started a legal action against Merit Studios, Inc. toward collection of the note receivable. On May 29, 2003, the Company was awarded a summary judgment against Merit Studios, Inc. totaling approximately $673,000 plus reasonable costs and attorneys fees to collect.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                     October 31, 2004 and October 31, 2005

NOTE N - SUBSEQUENT EVENTS

Notes Payable

As of February 15, 2006 approximately $25,000 of notes payable are past due although the Company has a verbal commitment of the holder's intent to extend the note. Subsequent to year end, management has negotiated the extension of approximately $1,405,000 of notes payable, worked out a payment agreement on $215,000 as noted below, and is currently working on extensions on the remainder of the Company's notes payable.

On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the note holder of approximately $215,000 in notes payable reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect upon the judgment during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the judgment and note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder.

Joint venture

On December 1, 2005, the Company entered into an operating agreement with E. Oliver Capital Group LLC toward the formation of a joint venture between Videolocity International, Inc. and E. Oliver Capital Group LLC.

The finalization of the agreement is contingent on shareholder approval and Videolocity obtaining extensions of all outstanding notes payable. Toward that goal, we have forwarded a proposal to certain shareholders and have been in discussions with the holders of all notes payable. We did not solicit proxies and submitted the proposal to shareholders holding at least a majority of the outstanding shares of the company. To date, we have received verbal commitments representing a majority of the voting shares approving the proposal but are currently waiting for the signed documents from the individual shareholders. Additionally, to date, the Company has received extensions of notes payable totaling approximately $1,405,000, reached a payback agreement on $215,000, received verbal commitments on an additional $920,000 of notes payable which the company is currently waiting for the documents, and management is currently in discussions with the holders of the remaining $10,000 of notes payable.