Form 10QSB
period 2006-01-31
VIDEOLOCITY INTERNATIONAL INC
filed 2006-03-22
CIK 786771

NITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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


             5532 Lillehammer Lane, Suite 300, Park City, Utah 84098
                    (Address of principal executive officers)

                    Issuer's telephone number: (435) 615-8338

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:



           Class                            Outstanding as of March 17, 2006
--------------------------                  ------------------------------------
       Common Stock,                                    24,456,699
Par Value $0.001 par value


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]





                         VIDEOLOCITY INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                      Page
                                     PART I

Item 1.   Financial Statements..............................................  2

Item 2.   Management's Discussion and Analysis or Plan of Operation......... 16

Item 3.   Controls and Procedures........................................... 19

                             PART II

Item 1.   Legal Proceedings................................................. 19

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....... 20

Item 3.   Defaults Upon Senior Securities................................... 20

Item 4.   Submissions of Matters to a Vote of Security Holders.............. 21

Item 5.   Other Information................................................. 21

Item 6.   Exhibits and Reports on Form 8-K.................................. 21

          Signatures........................................................ 22

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                January 31, 2006

                                     ASSETS

 CURRENT ASSETS
    Cash                                                          $    62,100
    Accounts receivable                                                 1,091
    Other assets                                                       25,642
                                                                  -----------
             Total current assets                                      88,833

 Property and equipment, at cost, net                                 561,717
 Other assets                                                          24,909
                                                                  -----------

                                                                  $   675,459
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


 CURRENT LIABILITIES
    Accounts payable                                              $   276,748
    Deferred revenue                                                  176,663
    Accrued liabilities                                             3,617,770
    Accrued interest payable                                          526,567
    Notes payable                                                     840,000
    Current portion of long term obligations - capital lease          261,185
                                                                   -----------
             Total current liabilities                              5,698,933

    Long term obligations less current portion - capital lease        317,574
    Notes payable - related parties                                   125,000
    Notes payable                                                   1,574,800
    Compensation debenture                                            360,000

 MINORITY INTERESTS                                                     4,866

 COMMITMENTS AND CONTINGENCIES                                             --

 STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 100,000,000 shares
      authorized, 23,456,699 issued and outstanding                    23,458
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized none outstanding                                        --
    Additional paid-in capital                                      6,868,755
    Deficit accumulated during the development stage              (14,297,927)
                                                                  -----------
             Total stockholders' deficit                           (7,405,714)
                                                                  -----------
                                                                  $   675,459
                                                                  ===========


        The accompanying notes are an integral part of these statements.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                        Three months ended                  From
                                                            January 31                  May 26, 2000
                                                     ----------------------------          through
                                                         2006            2005         January 31, 2006
                                                     ------------    ------------       ------------

Revenue                                              $       --      $     28,275       $    124,645

Cost of Goods Sold                                           --            17-232             94,948
                                                     ------------    ------------       ------------

Gross Profit                                                 --            11,513             29,697

Operating expenses
    Salaries, payroll taxes, and employee benefits         86,193         225,023          6,718,178
    Professional fees and consultants                      26,189          16,890          1,364,225
    Technology development consulting                      16,560          38,715            866,830
    Directors compensation through stock plan                --              --              295,000
    Rent                                                   12,000          12,000            316,305
    Provision for bad debts                                  --              --              600,000
    Travel, conventions, meals and entertainment              800           9,967            238,733
    Depreciation and amortization                          35,360          36,267            214,164
    Utilities                                               4,564           3,328            114,413
    Gain on transfer of license agreements                   --              --             (114,509)
    Write off of goodwill                                    --              --              958,628
    Other                                                   6,280          21,607            618,263
                                                     ------------    ------------       ------------

                                                          187,946         363,891         12,190,230
                                                     ------------    ------------       ------------

             Operating loss                              (187,946)      (352,378)       (12,160,533)

Interest income                                              --              --                5,578

Legal settlement                                             --              --             (200,433)

Gain on sale of stock, net                                   --              --              338,049

Interest and beneficial conversion expense               (116,625)        (93,563)        (2,187,076)

Expense for stock options on guarantee
  services, debt                                             --           (13,971)           (88,646)

Minority interests                                           --              --               (4,866)
                                                     ------------    ------------       ------------

             Loss before income taxes                    (304,571)       (459,912)       (14,297,927)
                                                     ------------    ------------       ------------
Income taxes
                                                             --              --                 --

             NET LOSS                                $   (304,571)   $   (459,912)      $(14,297,927
                                                     ============    ============       ============

Loss per common share
    Basic and Diluted                                $      (0.01)   $      (0.03)

Weighted-average common and dilutive common
   equivalent shares outstanding
    Basic and Diluted                                  20,441,014      16,347,598



        The accompanying notes are an integral part of these statements.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

        For the period May 26, 2000 (inception) through October 31, 2000, and for the years ended October 31, 2001, October 31, 2002,October 31, 2003,
   October 31, 2004, October 31, 2005 and the quarter ended January 31, 2006
                                                                                                                        Deficit
                                                                                                                       Accumulated
                                                                                                        Additional      during the
                                                  Preferred stock             Common stock               paid-in       Development
                                               Shares         Amount        Shares         Amount        capital          Stage
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

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

        For the period May 26, 2000 (inception) through October 31, 2000, and for the years ended October 31, 2001, October 31, 2002,October 31, 2003,
   October 31, 2004, October 31, 2005 and the quarter ended January 31, 2006
                                                                                                                        Deficit
                                                                                                                       Accumulated
                                                                                                        Additional      during the
                                                  Preferred stock             Common stock               paid-in       Development
                                               Shares         Amount        Shares         Amount        capital          Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2003                        --      $      --        6,346,996    $     6,347    $ 4,083,060   $(7,585,101)

Fees related to eFees related to Equity
Distribution Agreement                             --             --              --              --        (390,000)          --

Issuance of stock options for:
                                Guarantee          --             --             --              --          69,120           --

                                 Services          --             --             --              --          46,316           --

                                     Loan          --             --             --              --         140,432           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          736,500            736        215,464           --

                                 Services          --             --          500,000            500         87,500           --

                                     Cash          --             --          500,000            500        224,500           --

                   Cash under Equity Line          --             --          140,746            141         37,859           --

                       Conversion of debt          --             --        6,429,056          6,429      1,580,851           --

                    Stock incentive plans          --             --          770,000            770        144,081           --

                         Legal settlement          --             --           80,000             80         22,320           --

Net loss for the year                              --             --             --               --             --    (2,157,619)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2004                        --      $      --       15,503,298    $    15,503    $ 6,261,503   $(9,742,720)

Issuance of stock options for:
                                     Loan          --             --             --              --          19,526           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --           36,667             37          2,796           --

                   Cash under Equity Line          --             --        6,330,100          6,331        323,669           --

                       Conversion of debt          --             --        1,489,334          1,489        210,609           --

                    Stock incentive plans          --             --           48,800             49         36,551           --

                         Legal settlement          --             --           30,000             30          1,170           --

Net loss for the year                              --             --             --               --             --    (4,250,636)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2005                        --      $      --       23,438,199    $    23,439    $ 6,855,824  $(13,993,356)


Issuance of common stock for:
                   Stock incentive plans          --             --           18,500             19         12,931           --

Net loss for the quarter                           --             --             --               --             --      (304,571)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at January 31, 2006                        --      $      --       23,456,699    $    23,458    $ 6,868,755  $(14,297,927)
                                            ============   ===========     ==========    ===========    ===========  ============

         The accompanying notes are an integral part of this statement.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                                  From
                                                                                                              May 26, 2000
                                                                              For the quarter ended            (inception)
                                                                                   January 31,                   Through
                                                                         --------------------------------      January 31,
                                                                               2006            2005                2006
                                                                         ---------------  ---------------     -------------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                         $   (304,571)      $   (459,912)      $(14,297,927)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                                 --                 --                4,866
             Provision for bad debts                                            --                 --              600,000
             Write off of goodwill                                              --                 --              958,628
             Gain on sale of investment stock                                   --                 --             (338,049)
             Gain on transfer of license                                        --                 --             (114,509)
             Depreciation and amortization                                    35,361             36,267            324,383
             Interest expense recognized on beneficial conversion               --                 --              423,900
             Issuance of common stock under stock plans                       12,950             17,200            823,508
             Issuance of common stock for services                              --                 --              553,832
             Issuance of common stock for interest                              --                 --              509,925
             Options issued on guarantee, services, and loans                   --               13,971            275,394
             Issuance of common stock for legal settlement                      --                 --               22,400
             Changes in assets and liabilities
                Accounts receivable                                             --               (4,152)            (1,091)
                Other assets                                                   8,896             15,252            (50,551)
                Accounts payable and accrued liabilities                     102,533              5,591          3,641,417
                Deferred revenue                                             176,663               --              176,663
                Accrued interest                                              37,997             67,989            745,945
                                                                        ------------       ------------       ------------

                  Total adjustments                                          374,400            152,118          8,556,661
                                                                        ------------       ------------       ------------

                  Net cash (used in) provided by operating activities         69,829           (307,794)        (5,741,266)

    Net cash flows from investing activities -
       Investment stock and licenses, net                                       --                 --              555,791
       Increase in notes receivable                                             --                 --             (600,000)
       Purchase of property and equipment                                       --                 --             (164,977)
                                                                        ------------       ------------       ------------

                  Net cash flows used in investing activities                   --                 --             (209,186)
                                                                        ------------       ------------       ------------

    Cash flows from financing activities
       Increase in notes payable                                                --              285,000          4,809,800
       Proceeds from lease                                                      --                 --              357,000
       Cash received on equity distribution agreement                           --                 --               38,000
       Payments on lease                                                        --              (19,528)          (181,554)
       Payments on notes payable                                             (10,000)              --              (35,000)
       Proceeds from issuance of common stock                                   --                 --            1,024,306
                                                                        ------------       ------------       ------------

                  Net cash (used in) provided by financing activities        (10,000)           265,472          6,012,552
                                                                        ------------       ------------       ------------

                  Net increase (decrease) in cash                             59,829            (42,322)            62,100

Cash at beginning of period                                                    2,271            185,696               --
                                                                        ------------       ------------       ------------

Cash at end of period                                                   $     62,100       $    143,374       $     62,100
                                                                        ============       ============       ============

Supplemental disclosures of cash flow information
    Cash paid during the period for
       Interest                                                         $       --         $       --         $       --
       Income taxes                                                             --                 --                 --

Noncash investing and financing activities
During the quarter ended January 31, 2006 the Company transferred $61,719 from long term obligations- capital lease to accrued liabilities to reflect payments made to the lease on behalf of the Company by the third party guarantor.

        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. (the Company) as of January 31, 2006 and for the three months ended January 31, 2006 and 2005 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three months ended January 31, 2006 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2005. The results of operations for the three months ended January 31, 2006 may not be indicative of the results that may be expected for the year ending October 31, 2006.

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

At January 31, 2006, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company has recorded minimal revenue from its planned principal operations.

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

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - NET EARNINGS (LOSS) PER SHARE

Basic  Earnings  (Loss) Per Share (EPS) are  calculated by dividing net earnings
(loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes K, L, M, and P are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

NOTE F - NOTE RECEIVABLE

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at approximately $9,000 on January 31, 2006. The Company started a legal action against Merit Studios, Inc. toward collection of the note receivable. On May 29, 2003, the Company was awarded a summary judgment against Merit Studios, Inc. totaling approximately $673,000 plus reasonable costs and attorney's fees to collect (Note O). As of January 31, 2006, the Company has recorded an allowance for bad debt totaling $600,000 against the note receivable.

NOTE G - OTHER ASSETS

At January 31, 2006, other assets consisted of the following:


                                            Short term     Long term

         Non trade receivables            $      1,585   $        --
         Deposits                                 --            24,909

         Prepaid expenses                       24,057            --
                                          ------------   -------------

                                          $    25,642    $     24,909
                                          ============   =============

NOTE H - PROPERTY AND EQUIPMENT

     At January 31, 2006, property and equipment and estimated useful lives consist of the following:

                                                             Amount      Years
                                                           ----------  ---------

         Equipment                                        $ 164,978       3-5
         Equipment under capital lease                      657,613       3-5
                                                           ----------
                                                            822,591
         Less accumulated depreciation and amortization     260,874
                                                           ----------

                                                          $ 561,717
                                                           ==========

NOTE I - JOINT VENTURE AND DEFERRED REVENUES

On December 1, 2005, the Company entered into an operating agreement with E. Oliver Capital Group LLC toward the formation of a joint venture between Videolocity International, Inc. and E. Oliver Capital Group LLC.

The finalization of the agreement is contingent on shareholder approval and Videolocity obtaining extensions of all outstanding notes payable. Toward that goal, the Company forwarded a proposal to certain shareholders and has been in discussions with the holders of all notes payable. The Company did not solicit proxies and submitted the proposal to shareholders holding at least a majority of the outstanding shares of the Company. Through January 31, 2006, the Company has received written consent from shareholders representing a majority of the outstanding stock of the Company approving the agreement. Additionally, through January 31, 2006 we have received extensions on notes payable totaling approximately $1,406,000 and have worked out a payment schedule on an additional $215,000 of notes payable. The Company is currently working to obtain extensions on the remaining notes payable.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Under the agreement E. Oliver Capital Group LLC is required to advance to Videolocity the funds required to maintain corporate functions of Videolocity including SEC reporting, legal, audit, public relations, investor relations, and general business based on the budgets provided by Videolocity. Through January 31, 2006 E. Oliver Capital Group has forwarded to Videolocity approximately $177,000 under the agreement that has been recorded as deferred revenue in the financial statements. Under the agreement, the amounts forwarded to Videolocity will be recouped through distributions from the joint venture and prior to Videolocity receiving cash distributions from the joint venture. Videolocity will be entitled to distributions from the joint venture including technical transfer fees and licensing fees as follows: Videolocity International, Inc. shall receive (i) all technical transfer fees (the mark up over cost and installation of equipment deployed) and the first 5% of the net licensing fees derived by the LLC in licensing the Intellectual Property Technology from the current version 1 of the Intellectual Property Technology and (ii) twenty-five percent (25%) of the technical transfer fees and the first 5% of the net licensing fees derived by the LLC in licensing version 2 of the intellectual property technology currently in development.


NOTE J - ACCRUED LIABILITIES

At January 31, 2006, accrued liabilities consisted of the following:


         Payroll, payroll taxes, and related amounts          $     3,026,578
         Director and consultant compensation                         217,000
         Capital lease paid on Company's behalf  (Note L)             322,696
         Other                                                         51,496
                                                               --------------

                                                              $     3,617,770
                                                               ==============

NOTE K - NOTES PAYABLE

During the quarter ended January 31, 2006, the Company contacted note holders regarding extensions on the Company's notes payable. The note holders were offered one share of the Company's restricted common stock for each dollar of notes payable that was extended. As of January 31, 2006 the Company has recorded an accrued expense totaling approximately $50,000 to account for the expense of the restricted shares to be issued. The restricted common stock will be issued as soon as administratively possible. As of January 31, 2006 the Company received extensions on $1,404,800 of the notes payable and has reached a payment schedule on an additional $215,000. The Company remains in discussions with certain note holders regarding extensions on the Company's remaining notes payable.

At January 31, 2006 the Company has notes payable totaling $2,539,800 due to various individuals and companies including $125,000 to current related parties including Board of Directors and Management. Of the total, $370,000 is written at 12% simple interest, $1,324,800 is written at 8 percent simple interest and $845,000 has no stated interest rate. Interest has been imputed from the date of issuance on all non-interest bearing notes payable. Of the total notes payable $662,800 is convertible at the option of the debt holder in the following amounts: $167,800 is convertible at $1.00 per share, $60,000 is convertible at $0.72 per share, $10,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share, $15,000 is convertible at $0.12 per share and $80,000 is convertible at $0.04 per share. The notes payable have maturities as follows: $50,000 matured during August 2003, $25,000 matured during November 2003, $250,000 matures during December 2006, $1,034,800 matures during December 2007, $120,000 matures during January 2008, $535,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $320,000 is due on a schedule of $10,000 per week until paid in full using advances under the Company's Standby Equity Line (Note P) and $205,000 (originally $215,000) is due on a set schedule of $5,000 per month until paid in full (noted below). Approximately $75,000 is past due as of January 31, 2006.

In prior periods, the Company has issued options to purchase Company stock under certain of the notes payable originated in the following amounts: 400,000 shares at $0.77 per share, 120,000 shares at $0.72 per share, 20,000 shares at $0.50 per share, 200,000 shares at $0.14 per share, 60,000 at $0.12 per share and 400,000 at $0.04 per share. All options granted in conjunction with new notes payable were granted at or above the fair market value on the date the notes payable were originated. Where necessary, the value of the options granted is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model. Expense was recognized at the time the options become exercisable.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $100,000 to current related parties. During the year ended October 31, 2004, the Company converted a total of $535,000 of notes payable under the UCC-1 into common stock of the Company including $135,000 to related parties. During the year ended October 31, 2005, the Company converted $100,000 and paid back $20,000 of notes payable under the UCC-1. As of January 31, 2006 there remains a total of $835,000 of notes payable under the UCC-1. While obtaining extensions on $630,000 of the UCC-1 notes, the Company received a release from "any and all security interest in debtors intellectual properties and assets to include proceeds and products of collateral". The Company signed an agreement for the remaining $205,000 (originally $215,000) as noted below. The notes payable under the UCC-1 have maturities under the UCC-1 as follows:
$580,000 matures during December 2007 and $50,000 matures during January 2008, and $205,000 (originally $215,000) is due on a set schedule of $5,000 per month until paid in full as noted below.

On February 6th, 2003 the Company received a formal notice of default regarding a $215,000 note payable under the UCC-1. During the year ended October 31, 2005, the Company received a demand notice on the $215,000 note payable. On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the $215,000 note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder During the quarter ended January 31, 2006 the company made two payments on the note totaling $10,000.

NOTE L - LONG TERM OBLIGATIONS - CAPITAL LEASE

The Company has a capital lease agreement that included approximately $658,000 in equipment and approximately $357,000 in operating capital. The lease terms require approximately $26,000 in monthly payments over a 48 month term. The lease was guaranteed by an unrelated privately held Company. The privately held Company was granted 1,000,000 options to purchase common stock at $0.20 per share that expired February 4, 2006. Additionally, there was a clause that if the Company's outstanding shares surpassed 20,000,000 prior to February 4, 2006, the privately held Company would be granted additional options at the then current market price to purchase shares equal to 2.5 percent of the then outstanding shares of the Company. This clause also expired on February 4, 2006. Expense recognized for the period ended October 31, 2004 related to these options totaled $69,120. The equipment was recorded as equipment under capital leases. The Company has been unable to make the required payments on the lease and the guarantor has made approximately $323,000 in lease payments on behalf of the Company. The amounts paid on behalf of the Company have reduced the outstanding balance on the lease and have been recorded as accrued liabilities of the Company (Note J).

The following is a schedule by year of future minimum payments under long term obligations, together with the present value of the net payments as of January 31, 2006:
                                                        Cash
                                                    proceeds from
                                         Equipment      Lease        Total
                                        ----------   ----------   ----------
    Through January 31, 2007            $  197,098   $  106,033   $  303,131
    Through January 31, 2008               197,098      106,033      303,131
    Through January 31, 2009                23,544        8,836       32,380
    Thereafter                                --           --           --
                                        ----------   ----------   ----------

Total minimum payments                     417,740      220,902      638,642

Less amount representing interest           40,319       19,564       59,883
                                        ----------   ----------   ----------

Present value of net minimum payments      377,421      201,338      578,759

Less current portion                       169,081       92,104      261,185
                                        ----------   ----------   ----------

Long-term portion                       $  208,340   $  109,234   $  317,574
                                        ==========   ==========   ==========

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M - STOCK INCENTIVE PLANS

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified key employees. The Company reserved 1,000,000 common shares that can be issued under the plan. Awards made under the plan are issued in units with each unit being convertible into one share of common stock at the option of the holder. The plan units vest, generally, over three years as specified in each individual grant. The individual units are issued with a strike price of $0.00. Accordingly, compensation expense is incurred by the Company over the vesting periods and is calculated using the stock price on the grant date times the number of shares vesting. During the quarter ended January 31, 2006, the Company recognized approximately $13,000 of compensation expense with the issuance of 18,500 shares of stock under vesting schedules. Through January 31, 2006, the Company has granted 998,384 plan units of which 998,384 units have been exercised under the plan.

On March 26, 2002 the Company filed an additional stock option and stock award plan, which had been approved by the shareholders of Pine View Technologies in November 2001. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. During the first quarter of 2004, the Board of Directors approved 30,000 shares for issuance to consultants of the Company under the plan but to date have not issued the shares. Through January 31, 2006, the Company has issued a total of 467,855 shares under the Plan.

The Restated Articles of Incorporation authorizes the Board of Directors to issue, from time to time, without any vote or other action by the stockholders, of any or all shares of the Corporation of any class at any time authorized, and any securities convertible into or exchangeable for such shares, in each case to such persons and for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine, provided that the consideration for the issuance of shares of stock of the corporation having par value shall not be less than such par value. Pursuant to the Articles of Incorporation, during December 2003, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 9,200,000 options to purchase stock outside of the plans to employees and directors that vested at various times through FY 2004. During the quarter ended April 30, 2005, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 2,000,000 options to purchase stock outside of the plans to employees that vest at various times through FY 2006. Additionally, the Board of directors approved 2,000,000 shares to be issued in restricted stock to officers of the Company to be issued when administratively possible. As of January 31, 2006 the 2,000,000 shares of restricted stock has not been issued, however the Company has recorded an accrued liability for the expense incurred in the period they were granted. The above noted options and restricted stock were issued pursuant to the Restated Articles of Incorporation approved by a majority of the stockholders on November 15, 2000.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As currently permitted under accounting principles generally accepted in the United States of America, grants to employees under the Plan and other grants to employees of options are accounted for following APB Opinion No. 25 and related Interpretations (NOTE S). Had compensation cost for the Plan been determined based on the grant date fair values of awards using the Black-Scholes option pricing model, reported net earnings (loss) and earnings (loss) per common share would have been changed to the pro forma amounts shown below.

                                                                                      Cumulative
                                                                                        from
                                                                                       May 28,
                                                                                   2000 (inception)
                                                 Quarter ended   Quarter ended         Through
                                                  January 31,      January 31,       January 31,
                                                     2006             2005               2006
                                                -------------     ------------       ------------
Net earnings (loss):
As reported                                     $  (304,571)       $  (459,912)     $(14,898,882)
Proforma                                        $  (304,571)       $  (459,912)     $(15,677,241)

Basic earnings (loss) per share:
As reported                                          $(0.01)            $(0.03)           $(1.57)
Pro forma                                            $(0.01)            $(0.03)           $(1.66)

Diluted earnings (loss) per share:
As reported                                          $(0.01)            $(0.03)           $(1.57)
Pro forma                                            $(0.01)            $(0.03)           $(1.66)

Weighted average fair value per plan unit
granted during the quarter                           $ 0.00             $ 0.27


For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option's vesting period. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                          For the quarter ended
                                   ----------------------------------
                                     January 31,      January 31,
                                         2006            2005
                                   ---------------   ----------------
Risk-free interest rate                  --               3.5 %
Dividend yield                           --                 0 %
Volatility factor                        --                .59
Expected option term life in years       --               3.5


There were no options granted in the three months ended January 31, 2006. No assumptions were necessary during the period to estimate the fair value of options.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the period May 26, 2000 (inception) through January 31, 2006:


                                         Shares subject       Weighted-average
                                           to options          exercise price
---------------------------------------  ----------------     ----------------
Outstanding at May 26, 2000
  (inception)                                       --            $      --
  Granted                                           --            $      --
  Exercised                                         --            $      --
  Forfeited                                         --            $      --
---------------------------------------  ----------------     ----------------

Outstanding at October 31, 2000                     --            $      --
  Granted                                         490,833         $     1.13
  Exercised                                        (5,000)        $     1.00
  Forfeited                                         --            $     ---
---------------------------------------  ----------------     ----------------

Outstanding at October 31, 2001                   485,833         $     1.14
  Granted                                         185,400         $     1.08
  Exercised                                       (36,684)        $     1.35
  Forfeited                                      (416,249)        $     1.01
---------------------------------------  ----------------     ----------------

Outstanding at October 31, 2002                   218,300         $     1.30
  Granted                                              --         $      --
  Exercised                                      (119,400)        $     1.45
  Forfeited                                        (4,200)        $     1.40
---------------------------------------  ----------------     ----------------

Outstanding at October 31, 2003                    94,700         $     1.04
  Granted                                       9,955,000         $     0.13
  Exercised                                      (770,000)        $     0.19
  Forfeited                                        (2,400)        $     1.50
---------------------------------------  ----------------     ----------------

Outstanding at October 31, 2004                 9,277,300         $     0.14
  Granted                                       2,020,000         $     0.09
  Exercised                                       (48,800)        $     0.75
  Forfeited                                            --                --
---------------------------------------  ----------------     ----------------

Outstanding at October 31, 2005                11,248,500         $     0.12
  Granted                                              --         $      ---
  Exercised                                       (18,500)        $     0.70
  Forfeited                                            --         $      --
 ---------------------------------------  ----------------     ----------------

Outstanding at January 31, 2006                11,230,000         $     0.12

Exercisable at  January 31, 2006               11,230,000         $     0.12


The plan units vested at various dates ranging from May 2003 through November 2005.A further summary of information related to options outstanding at January 31, 2006 is as follows:


                                                            Weighted Average                Weighted Average
Range of Exercise                   Number                Remaining Contractual              Exercise Price
Prices                    Outstanding / Exercisable           Life (Years)             Outstanding / Exercisable
                          -------------------------           ------------             -------------------------

$0.00 to 0.10              2,000,000 / 2,000,000                 9.07                        $0.09 / $0.09
$0.11 to 0.20              9,200,000 / 9,200,000                 7.85                        $0.13 / $0.13
$0.21 to 0.30                 30,000 /    30,000                 0.01                        $0.30 / $0.30
                         -----------  ----------                 ----                     --------  --------
                          11,230,000 /11,230,000                 8.05                        $0.12 / $0.12

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was approximately $110,000 for the three months ended January 31, 2006.

As of January 31, 2006, the Company had net operating loss carryforwards for tax reporting purposes of approximately $9,800,000 expiring through 2026.

NOTE O - COMMITMENTS AND CONTINGENCIES

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

Note Receivable

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at $9,000 at January 31, 2006. As of the year ended October 31, 2005, the Company recorded an allowance for bad debt totaling $600,000 against the note receivable. The Company started a legal action against Merit Studios, Inc. toward collection of the note receivable. On May 29, 2003, the Company was awarded a summary judgment against Merit Studios, Inc. totaling approximately $673,000 plus reasonable costs and attorneys fees to collect. The Company's attorney, working with the courts, is attempting to identify assets of Merit Studios in order to enforce the judgment.

NOTE P - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE

During May 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Pursuant to the terms of the funding agreement with Cornell Capital, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of the company's common stock in amounts up to $350,000 per drawdown and up to $1 million per month to a maximum of $20 million over the 24 months following the effective date. The equity drawdowns are entirely at Videolocity's discretion and the agreement does not require minimum drawdowns. The effective date of the agreement is the date that the Securities and Exchange Commission first declared a registration statement effective registering the resale of the securities. The drawdowns are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The Company filed an SB-2 on July 9, 2004 to register 19,314,099 shares of common stock and the SB-2 was declared effective by the Securities and Exchange Commission on July 22, 2004. As of January 31, 2006, the Company had issued 140,746 shares to Cornell and received $38,000 under the agreement.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As consideration for Cornell to enter into the agreement, the Company issued a $390,000, 5% convertible debenture. The principal and interest are due during May 2007. At the Company's option, the principal and interest due can be repaid or converted to common stock at a rate of 250% of the current closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P. or 100% of the lowest closing bid price of the Company's common stock for the three trading days immediately preceding the conversion date. At the holder's option, they may convert to the Company's stock until paid in full. The Company may redeem all or a portion of the outstanding principal at a redemption price of 120% multiplied by the portion of the principal sum being redeemed plus any accrued and unpaid interest. Through January 31, 2006, the holder has converted $30,000 of the debenture balance into 743,902 shares of the Company's common stock. The balance of the compensation debenture as of January 31, 2006 totals $360,000.

The Company placed 10,000,000 of the registered shares into escrow to facilitate drawdowns and the repayment of a $400,000 loan due to Cornell Capital Partners LP (Note K) and through January 31, 2006 has issued 6,330,100 shares under the Standby Equity Distribution Agreement using the proceeds to repay $330,000 of the loan. The balance of the loan at January 31, 2006 totals $70,000. The Company placed another 5,000,000 of the registered shares into escrow to facilitate repayment of a second loan totaling $250,000. The repayment of this loan begins subsequent to the completion of payments under the first loan. The Company has not issued any shares in repayment of the second loan. Those shares not issued under drawdowns or as repayment on the loan will be returned to the Company. As of January 31, 2006, the Company has 8,669,900 shares that remain in escrow. The shares held in escrow are not included in the Company's outstanding shares (15,000,000 held in escrow less 6,330,100 shares issued).

NOTE Q - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of January 31, 2006 the Company has 8% notes payable to current directors, and officers totaling $125,000. The Company has accounts payable totaling approximately  $41,000  due to a former  director  at January  31,  2006.  As of
January 31, 2006 executive officers and directors of the Company own approximately 5% of the outstanding stock.

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

NOTE S - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment." SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005 for companies that do not file as small business issuers and December 15, 2005 for companies that file as small business issuers. We will be required to adopt SFAS No. 123R in our second quarter of fiscal 2006 and currently disclose the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

The Company currently does not have any unvested share based payments. Subsequent issuances of share based compensation, if any, could have a material impact and will be addressed under the new accounting pronouncement as issued.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

Item 2. Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Forward-Looking Information

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect, ," "should, " anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of our business and acceptance of our products and services; (iii) volatility of the stock market, particularly within the technology sector; and (iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

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

We are actively marketing our DES(TM), a complete digital entertainment system using our proprietary technologies to deliver video on demand streaming at 1Mbps or less, full screen, in like DVD quality. In addition to video content viewing, DES(TM) provides high-speed Internet access, digital music on demand, games, full Web surfing and a variety of e-commerce applications as well as customer specific informational and educational content. The Videolocity DES(TM) can be deployed in closed network environments such as hotels, timeshare condominiums, hospitals, and assisted living facilities, or over wide area networks serving intelligent communities, residences and personal digital assistants (PDAs). The Videolocity DES(TM) is currently available using Wireless 802.11 WAN/LAN, Fiber, Satellite, Ethernet or DSL network architectures. We tailor a user interface and content offering specifically to each market segment and to each customer within that market segment. Our overall delivery system design, hardware components and software applications remain identical, or only slightly modified to accommodate larger user bases and/or infrastructures. This gives us the ability to customize the feature settings and tailor the local content offering to the specific audiences for each market segment.

We are capable of providing a wireless system and also offer a parallel system over wire using fiber architectures. Our DES(TM) is available on either a Microsoft or Linux operating system in a stand-alone set top box. The flexible, highly customizable and fully scalable delivery platforms combined with advanced embedded software applications allow for full remote system upgrades and easy updates of content and/or system enhancements. Our DES permits viewers to select from an extensive library of movie titles, informational/educational content and view their selections on their television screens, lap top computers or PDAs. Content is owned by third parties, such as movie studios, and is paid for based upon a set fee for each use by the end customer. All content is protected through our proprietary encryption and encoding process, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast.

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

During the next twelve months, we plan to seek additional debt funding in the form of credit lines and capital leases for up to approximately $15 million. This would permit us to cover our minimum expenses described above and accelerate deployment of our DES(TM). As of the date hereof, we have not formalized any new funding except for a Standby Equity Distribution Agreement with Cornell Capital, L.P noted below and an operating agreement toward the formation of a joint venture, also noted below, which would provide Videolocity with operating capital. We can not give any assurance that we will be able to secure such additional funding on favorable terms to us, or otherwise.

On December 1, 2005, we entered into an operating agreement with E. Oliver Capital Group LLC toward the formation of a joint venture between Videolocity International, Inc. and E. Oliver Capital Group LLC. The finalization of the agreement is contingent on shareholder approval and Videolocity obtaining extensions of all outstanding notes payable. Toward that goal, we forwarded a proposal to certain shareholders and have been in discussions with the holders of all notes payable. We did not solicit proxies and submitted the proposal to shareholders holding at least a majority of the outstanding shares of the Company. Through January 31, 2006, we have received written consent from shareholders representing a majority of the outstanding stock of the Company approving the agreement and will report the final count when all of the remaining consents are returned. Additionally, through January 31, 2006 we have received extensions on notes payable totaling approximately $1,406,000 and have worked out a payment schedule on an additional $215,000 of notes payable. The Company is currently working to obtain extensions on the remaining notes payable.

Under the agreement E. Oliver Capital Group is required to advance to Videolocity the funds required to maintain corporate functions of Videolocity including SEC reporting, legal, audit, public relations, investor relations, and general business based on the budgets provided by Videolocity. Through January 31, 2006 E. Oliver Capital Group has forwarded to Videolocity approximately $177,000 to help maintain Videolocity's corporate functions. Under the agreement, the amounts forwarded to Videolocity will be recouped through distributions from the joint venture and prior to Videolocity receiving cash distributions from the joint venture. Videolocity will be entitled to distributions from the joint venture including technical transfer fees and licensing fees as follows: Videolocity shall receive (i) all technical transfer fees (the mark up over cost and installation of equipment deployed) and the first 5% of the net licensing fees derived by the LLC in licensing the Intellectual Property Technology from the current version 1 of the Intellectual Property Technology and (ii) twenty-five percent (25%) of the technical transfer fees and the first 5% of the net licensing fees derived by the LLC in licensing version 2 of the intellectual property technology currently in development.

During May 2004 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. We anticipate that this agreement will provide us with adequate working capital for at least the next four months. Under the equity distribution agreement, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20 million over a 24-month period. There is no minimum draw down although we may draw-down up to four times per month at a maximum $350,000 per draw and a maximum of $1 million per month. The draw-downs are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The registration statement was declared effective by the Securities and Exchange Commission on July 22, 2004. The 24-month term commences on the effective date of the registration statement. The purchase price of the shares will be 98% of the lowest closing bid price of our common stock during the five consecutive trading days immediately following receipt of notice of our intent to make a draw. As of January 31, 2006, the Company had issued 140,746 shares to Cornell and received $38,000 under the agreement.

Without drawing against the standby equity distribution agreement and/or finalization of the joint venture and based on current costs of operation, contract commitments, and availability of credit, management estimates that our current assets will be sufficient to fund our cost of operations for approximately the next quarter and that we must obtain additional financing during that time in order to continue operations. Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.

Liquidity and Capital Resources

During the three months ended January 31, 2006, our total current assets increased approximately $51,000 and total assets increased approximately $15,000 from approximately $660,000 to approximately $675,000. The increase in current assets during the quarter is primarily due to the receipt of advances on future revenues "deferred revenues". Approximately $177,000 was advanced to us during the quarter to help us maintain our corporate functions while finalizing a joint venture. Under the terms of the joint venture, Videolocity will receive distributions of revenue from the use of our technologies within the joint venture. The decrease in the remaining assets is due to depreciation taken on property and equipment.

During the three months ended January 31, 2006, total current liabilities decreased from approximately $7,024,000 to approximately $5,699,000. There are several factors that contributed to this net decrease in current liabilities. The most significant is a decrease in current notes payable during the quarter. During the quarter, we contacted the holders of our notes payable and numerous discussions were held regarding the extension of our notes payable. From these discussions, we were able to reclassify approximately $1,406,000 of current notes payable to long term notes payable from receipt of signed extensions. This amount was offset by an increase in accrued liabilities of approximately $168,000 from recording additional liability for payments made on our lease by our third party guarantor, and from recording approximately $50,000 of accrued expense to reflect the restricted stock that will be issued to those note holders that have extended their notes to date. Note holders were offered one share of Videolocity common stock for each dollar of note payable extended. The restricted stock will be issued when administratively possible. The decrease in notes payable was further offset by the receipt of approximately $177,000 of advances on future revenues "deferred revenues" that will be generated through a joint venture.

Results of Operations

To date, we have been a development stage company and have only realized revenues from an installation of our technologies in one hotel. We are in the process of forming a joint venture that will be actively marketing the Videolocity DES and is currently signing contracts for the installation of our DES into various hotels. During the three months ended January 31, 2006 we did not realize revenues from our installed system as the hotel was undergoing a major renovation. The system was shut down in the final phase of the renovation. We are currently working with hotel management to determine a date for our installation team to be on site and re-hook up the servers and bring the system up to capacity. We believe that once we have the system operational within the newly remodeled hotel that revenue will be increased over comparable periods in the prior year.

For the three months ended January 31, 2006, operational expenses decreased approximately $176,000 overall, or approximately forty-eight percent, as compared to the three months ended January 31, 2005. This is attributed primarily to a decrease in payroll expense of approximately $139,000. Payroll expenses were decreased substantially during the quarter as compared to the prior year as a direct result of the loss of several of our employees during the quarter. As we continue to work on the formation of a joint venture we have been advanced funds that will enable us to maintain our current employee base and we believe that as the joint venture begins to deploy the Videolocity DES and we begin to realize the resulting revenues we will be able to bring the level of staffing to previous levels. We had decreases in most operational expenses during the quarter as compared to the prior year including, technology development, travel and conventions, due to not having the funds to conduct certain of those activities during the quarter. Professional fees and consultants increased over the prior year by approximately $9,300. Although legal fees and similar costs were lower than the prior year, we needed some additional consultants to help with some of the activities performed by employees that had left during the quarter. During the quarter ended January 31, 2006, non operating expenses increased approximately $9,100 as compared to the three months ended January 31, 2005 resulting from the increase of interest expense recorded on notes payable.

Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.

Net Operating Loss

As of January 31, 2006, we have, together with our subsidiaries, accumulated a net operating loss carryforward of approximately $9,800,000, with an operating loss tax benefit of approximately $3,655,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the realization of the future tax benefit cannot be established. The net operating loss will expire through 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended January 31, 2006, we issued an aggregate of 18,500 shares of common stock all of which were registered shares under the Company's employee stock incentive plans. Subsequent to January 31, 2006 and to date, we have issued 1,000,000 shares that were registered under an SB-2 toward an agreement for the conversion of a compensation debenture.

We did not issue unregistered shares during the quarter ended January 31, 2006, or subsequently through the date hereof.

Item 3. Defaults Upon Senior Securities

On  February  6, 2003 we  received  a formal  notice of default  from  ISOZ,  LC regarding our $215,000 in notes payable to ISOZ, LC. On March 29, 2005 the Company received a demand letter regarding the $215,000 in notes payable to ISOZ, LC. On October 19, 2005, the Company's attorney received notification that a default judgment was filed with the third district court on June 21, 2005 totaling approximately $318,000 including principal, accrued interest, and legal fees, together with interest from that date until paid in full regarding the note payable. Prior to October 19, 2005 the Company was unaware of the judgment and did not have knowledge that a complaint had been filed because the Company had not been served. Accordingly, being unaware of the complaint the Company did not respond. On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect upon the judgment during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the judgment and note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder.

                                      -20

Also, during the quarter ended July 31, 2005, the Company received a default notice on our lease payable. Currently, the guarantor of the lease has taken over the payments on the lease.

Our notes payable have maturities or have been extended as follows: $50,000 matured during August 2003, $25,000 matured during November 2003, $250,000 matures during December 2006, $1,034,800 matures during December 2007, $120,000 matures during January 2008, $535,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding,, $320,000 is due on a schedule of $10,000 per week until paid in full using advances under the Company's Standby Equity Line and $205,000 (originally $215,000) is due on a set schedule of $5,000 per month until paid in full. Approximately $75,000 is currently past due. We are actively pursuing extensions and/or conversions on the notes payable.

Item 4. Submissions of Matters to a Vote of Security Holders

On December 1, 2005, the Company entered into an operating agreement with E. Oliver Capital Group LLC toward the formation of a joint venture between Videolocity International, Inc. and E. Oliver Capital Group LLC. The Board of Directors approved for submission to the Company's shareholders a "Shareholder's Consent to Proposed Action by Videolocity International, Inc." seeking approval to finalize the agreement with E. Oliver Capital Group LLC. The Company did not solicit proxies and made the proposal as of December 1, 2005 to shareholders holding at least a majority of the outstanding shares.

To date, we have received written consent from shareholders representing a majority of the outstanding stock of the Company approving the agreement and will report the final totals when all of the remaining consents are returned.

Item 5. Other Information

On September 16, 2005 the Company's Chief Financial Officer resigned with cause due to the Company's inability to make payroll in a timely manner. At the time of his resignation, the Company's Chief Financial Officer had not received his contracted salary for approximately the prior two months and was also owed for approximately six months salary from the calendar year 2002. The resignation was accepted by the Board of Directors on September 25, 2005. The resignation was not due to any disagreements with any other member of the Company's management or it's Board of Directors. During February 2006 the Board of Directors rehired the Chief Financial Officer in his previous roles, with finalization of his new contract scheduled for the next Board of Directors meeting.


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

                         VIDEOLOCITY INTERNATIONAL, INC.


                        BY:  /S/  ROBERT E. HOLT
                        ------------------------------------
                        ROBERT E. HOLT
                        Chief Executive Officer and Director
                        Date:  March 20, 2006



                        BY:  /S/  CORTNEY TAYLOR
                        ------------------------------------
                        CORTNEY TAYLOR
                        Chief Financial Officer
                        (Principal accounting Officer)
                        Date: March 20, 2006