Form 10QSB
period 2006-04-30
VIDEOLOCITY INTERNATIONAL INC
filed 2006-06-19
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Quarterly Period ended April 30, 2006


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


            5532 Lillehammer Lane, Suite 300, Park City, Utah 84091
                    (Address of principal executive officers)

                    Issuer's telephone number: (435) 615-8338

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2) of the Exchange Act. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:



           Class                               Outstanding as of June 16, 2006
--------------------------                  ------------------------------------
       Common Stock,                                    25,123,366
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

Item 2.           Management's Discussion and Analysis or Plan of Operation...................... 16

Item 3.           Controls and Procedures........................................................ 20

                                     PART II

Item 1.           Legal Proceedings.............................................................. 20

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.................... 21

Item 3.           Defaults Upon Senior Securities................................................ 21

Item 4.           Submissions of Matters to a Vote of Security Holders........................... 22

Item 5.           Other Information.............................................................. 22

Item 6.           Exhibits and Reports on Form 8-K............................................... 22

                  Signatures..................................................................... 23


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                 April 30, 2006

                                     ASSETS

 CURRENT ASSETS
    Cash                                                            $     4,512
    Other assets                                                         11,984
                                                                    -----------
             Total current assets                                        16,496

 Property and equipment, at cost, net                                   555,155
 Other assets                                                            24,909
                                                                    -----------

                                                                    $   596,560
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


 CURRENT LIABILITIES
    Accounts payable                                                $   262,299
    Deferred revenue                                                    273,647
    Accrued liabilities                                               3,752,049
    Accrued interest payable                                            578,363
    Notes payable                                                       840,000
    Current portion of long term obligations - capital lease            267,110
                                                                     -----------
             Total current liabilities                                5,973,468

    Long term obligations less current portion - capital lease          248,533
    Notes payable - related parties                                     125,000
    Notes payable                                                     1,559,800
    Compensation debenture                                              340,000

 MINORITY INTERESTS                                                       4,866

 COMMITMENTS AND CONTINGENCIES                                             --

 STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 100,000,000 shares
      authorized, 24,456,699 issued and outstanding                      24,458
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized none outstanding                                          --
    Additional paid-in capital                                        6,887,755
    Deficit accumulated during the development stage                (14,567,320)
                                                                    -----------
             Total stockholders' deficit                             (7,655,107)
                                                                    -----------
                                                                    $   596,560
                                                                    ===========


        The accompanying notes are an integral part of these statements.


                Videolocity International Inc. and Subsidiaries
                         (A Development Stage Company)

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                                                                                         From
                                                                                                                        May 26,
                                                          Three months ended                Six months ended             2000
                                                               April 30,                        April 30,               through
                                                     ----------------------------    ----------------------------      April 30,
                                                         2006            2005            2006           2005              2006
                                                     ------------    ------------    ------------    ------------    ------------

Revenue                                              $       --      $     32,298    $       --      $     61,043    $    124,645

Cost of Goods Sold                                           --            23,088            --            40,320          94,948
                                                     ------------    ------------    ------------    ------------    ------------

Gross Profit                                                 --             9,210            --            20,723          29,697

Operating expenses
    Salaries, payroll taxes, and employee benefits        163,465         357,863         249,658         582,886       6,866,643
    Professional fees and consultants                      16,483          17,875          42,672          34,765       1,395,708
    Technology development consulting                       5,520          45,070          22,080          83,785         872,350
    Directors compensation through stock plan                --              --              --              --           295,000
    Rent                                                    3,000          12,000          15,000          24,000         319,305
    Provision for bad debts                                 1,091            --             1,091            --           601,091
    Travel, conventions, meals and entertainment .          1,963           9,040           2,763          19,007         240,696
    Depreciation and amortization                           7,077          35,797          42,437          72,064         221,241
    Utilities                                               1,024           5,161           5,588           8,489         115,437
    Gain on transfer of license agreements                   --              --              --              --          (114,509)
    Write off of goodwill                                    --              --              --              --           958,628
    Other                                                  10,425          14,045          16,705          35,746         628,688
                                                     ------------    ------------    ------------    ------------    ------------

                                                          210,048         496,851         397,994         860,742      12,400,278
                                                     ------------    ------------    ------------    ------------    ------------

             Operating loss                              (210,048)       (487,641)       (397,994)       (840,019)    (12,370,581)

Interest income                                              --              --              --              --             5,578

Legal Settlement                                             --              --              --              --          (200,433)

Gain on sale of stock, net                                   --              --              --              --           338,049

Interest and beneficial conversion expense                (59,345)        (30,896)       (175,970)       (124,459)     (2,246,421)

Expense for stock options on services, debt                  --            (5,555)           --           (19,526)        (88,646)

Minority interests                                           --              --              --              --            (4,866)
                                                     ------------    ------------    ------------    ------------    ------------

             Loss before income taxes                    (269,393)       (524,092)       (573,964)       (984,004)    (14,567,320)
                                                     ------------    ------------    ------------    ------------    ------------
Income taxes                                                 --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

             NET LOSS                                $   (269,393)   $   (524,092)   $   (573,964)   $   (984,004)   $(14,567,320)
                                                     ============    ============    ============    ============    ============

Loss per common share
    Basic and Diluted                                $      (0.01)   $      (0.03)   $      (0.02)   $      (0.06)


Weighted-average common and dilutive common
   equivalent shares outstanding
    Basic and Diluted                                  24,344,339      18,682,520      23,885,191      17,495,709





        The accompanying notes are an integral part of these statements.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                 April 30, 2006
                                                                                                                        Deficit
                                                                                                                       Accumulated
                                                                                                        Additional      during the
                                                  Preferred stock             Common stock               paid-in       Development
                                               Shares         Amount        Shares         Amount        capital          Stage
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


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                 April 30, 2006

                                                                    Continued




Balance at October 31, 2003                        --      $      --        6,346,996    $     6,347    $ 4,083,060   $(7,585,101)

Fees related to eFees related to Equity
Distribution
     Agreement        Agreement                    --             --              --              --        (390,000)          --

Issuance of stock options for:
                                Guarantee          --             --             --              --          69,120           --

                                 Services          --             --             --              --          46,316           --

                                     Loan          --             --             --              --         140,432           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          736,500            736        215,464           --

                                 Services          --             --          500,000            500         87,500           --

                                     Cash          --             --          500,000            500        224,500           --

                   Cash under Equity Line          --             --          140,746            141         37,859           --

                       Conversion of debt          --             --        6,429,056          6,429      1,580,851           --

                    Stock incentive plans          --             --          770,000            770        144,081           --

                         Legal settlement          --             --           80,000             80         22,320           --

Net loss for the year                              --             --             --               --             --    (2,157,619)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2004                        --      $      --       15,503,298    $    15,503    $ 6,261,503   $(9,742,720)

Issuance of stock options for:
                                     Loan          --             --             --              --          19,526           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --           36,667             37          2,796           --

                   Cash under Equity Line          --             --        6,330,100          6,331        323,669           --

                       Conversion of debt          --             --        1,489,334          1,489        210,609           --

                    Stock incentive plans          --             --           48,800             49         36,551           --

                         Legal settlement          --             --           30,000             30          1,170           --

Net loss for the year                              --             --             --               --             --    (4,250,636)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2005                        --      $      --       23,438,199    $    23,439    $ 6,855,824  $(13,993,356)


Issuance of common stock for:
                   Stock incentive plans           --             --           18,500             19         12,931           --

Net loss for the quarter                           --             --             --               --             --     ( 304,571)
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance at January 31, 2006                        --      $      --       23,456,699    $    23,458    $ 6,868,755  $(14,297,927)


Issuance of common stock for:
                       Conversion of debt         --             --         1,000,000           1000         19,000           --

Net loss for the quarter                          --             --             --               --             --     ( 269,393)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at April 30, 2006                          --      $      --       24,456,699    $    24,458    $ 6,887,755  $(14,567,320)
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


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                               From
                                                                             For the six months ended      May 26, 2000
                                                                                    April 30,               (inception)
                                                                        ------------------------------        Through
                                                                               2006            2005       April 30, 2006
                                                                        -------------    -------------    -------------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                         $    (573,964)   $    (984,004)   $ (14,567,320)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                                  --               --              4,866
             Provision for bad debts                                            1,091             --            601,091
             Write off of goodwill                                               --               --            958,628
             Gain on sale of investment stock                                    --               --           (338,049)
             Gain on transfer of license                                         --               --           (114,509)
             Depreciation and amortization                                     42,437           72,064          331,459
             Interest expense recognized on beneficial conversion                --               --            423,900
             Issuance of common stock under stock plans                        12,950           34,250          823,508
             Issuance of common stock for services                               --               --            553,832
             Issuance of common stock for interest                               --              1,833          509,925
             Options issued on guarantee, services, and loans                    --             19,526          275,394
             Issuance of common stock for legal settlement                       --               --             22,400
             Changes in assets and liabilities
                Accounts receivable                                              --            (13,385)          (1,091)
                Other assets                                                   22,554           20,962          (36,893)
                Accounts payable and accrued liabilities                      159,247          282,481        3,698,131
                Deferred revenue                                              273,647             --            273,647
                Accrued interest                                               89,793           96,578          797,741
                                                                        -------------    -------------    -------------

                  Total adjustments                                           601,719          514,309        8,783,980
                                                                        -------------    -------------    -------------

                  Net cash provided by (used in) operating activities          27,755         (469,695)      (5,783,340)
                                                                        -------------    -------------    -------------

    Net cash flows from investing activities -
       Investment stock and licenses, net                                        --               --            555,791
       Increase in notes receivable                                              --               --           (600,000)
       Purchase of property and equipment                                        (514)            --           (165,491)
                                                                        -------------    -------------    -------------

                  Net cash flows used in investing activities                    (514)            --           (209,700)
                                                                        -------------    -------------    -------------

    Cash flows from financing activities
       Increase in notes payable                                                 --            325,000        4,809,800
       Proceeds from lease                                                       --               --            357,000
       Cash received on equity distribution agreement                            --               --             38,000
       Payments on lease                                                         --            (22,130)        (181,554)
       Payments on notes payable                                              (25,000)            --            (50,000)
       Proceeds from issuance of common stock                                    --               --          1,024,306
                                                                        -------------    -------------    -------------

                  Net cash (used in) provided by financing activities         (25,000)         302,870        5,997,552
                                                                        -------------    -------------    -------------

                  Net increase (decrease) in cash                               2,241         (166,825)           4,512

Cash at beginning of period                                                     2,271          185,696             --
                                                                        -------------    -------------    -------------

Cash at end of period                                                   $       4,512    $      18,871    $       4,512
                                                                        =============    =============    =============

Supplemental disclosures of cash flow information

    Cash paid during the period for
       Interest                                                         $        --      $        --      $        --
       Income taxes                                                              --               --               --

Noncash investing and financing activities
During the six months ended April 30, 2006 the Company transferred $124,835 from long term obligations- capital lease to accrued liabilities to reflect lease payments made on behalf of the Company by the third party guarantor.

        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. (the Company) as of April 30, 2006 and for the three and six months ended April 30, 2006 and 2005 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.


NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three and six months ended April 30, 2006 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2005. The results of operations for the three and six months ended April 30, 2006 may not be indicative of the results that may be expected for the year ending October 31, 2006.

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

At April 30, 2006, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company has recorded minimal revenue from its planned principal operations.

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

NOTE E - NET EARNINGS (LOSS) PER SHARE

Basic  Earnings  (Loss) Per Share (EPS) are  calculated by dividing net earnings
(loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes J, K, L, and O are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - OTHER ASSETS

At April 30, 2006, other assets consisted of the following:


                                                     Short term     Long term
                                                     ----------     ---------

         Non trade receivables                     $      1,584    $    --
         Deposits                                           400       24,909
         Prepaid expenses                                10,000         --
                                                    -----------    ----------

                                                   $     11,984    $   24,909
                                                    ===========    ==========

NOTE G - PROPERTY AND EQUIPMENT

At April 30, 2006, property and equipment and estimated useful lives consist of the following:

                                                       Amount      Years
                                                     ----------  ---------

         Equipment                                  $   165,492    3-5
         Equipment under capital lease                  657,613    3-5
                                                     ----------
                                                        823,105
         Less accumulated depreciation
           and amortization                             267,950
                                                     ----------

                                                    $   555,155
                                                     ==========

NOTE H - JOINT VENTURE AND DEFERRED REVENUES

On December 1, 2005, the Company entered into an operating agreement with E. Oliver Capital Group LLC toward the formation of a joint venture between Videolocity International, Inc. and E. Oliver Capital Group LLC.

The finalization of the agreement is contingent on shareholder approval and Videolocity obtaining extensions of outstanding notes payable. Toward that goal, the Company forwarded a proposal to certain shareholders and has been in discussions with the holders of all notes payable. The Company did not solicit proxies and submitted the proposal to shareholders holding at least a majority of the outstanding shares of the Company. Through January 31, 2006, the Company had received written consent from shareholders representing a majority of the outstanding stock of the Company approving the agreement. Additionally, through April 30, 2006 the Company has received extensions on notes payable totaling approximately $1,406,000 and have worked out a payment schedule on an additional $215,000 of notes payable. The Company is currently working to obtain extensions on the remaining notes payable totaling approximately $904,000.

Under the agreement E. Oliver Capital Group LLC is required to advance to Videolocity the funds required to maintain corporate functions of Videolocity including SEC reporting, legal, audit, public relations, investor relations, and general business based on the budgets provided by Videolocity. Through April 30, 2006 E. Oliver Capital Group has forwarded to Videolocity approximately $274,000 under the agreement that has been recorded as deferred revenue in the financial statements. Under the agreement, the amounts forwarded to Videolocity are to be recouped through revenue distributions from the joint venture and prior to Videolocity receiving cash distributions from the joint venture. The joint venture is set up similar to a technology licensing agreement where Videolocity will not own a percentage of the joint venture; however, the Company will be entitled to distributions from the joint venture including technical transfer fees and licensing fees as follows: Videolocity International, Inc. shall receive (i)100% of all technical transfer fees (the mark up over cost and installation of equipment deployed) and the first 5% of the net licensing fees derived by the LLC in licensing the Intellectual Property Technology from the current version 1.0 of the Intellectual Property Technology and (ii) twenty-five percent (25%) of the technical transfer fees and the first 5% of the net licensing fees derived by the LLC in licensing version 2 of the intellectual property technology currently in development.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - ACCRUED LIABILITIES

At April 30, 2006, accrued liabilities consisted of the following:


         Payroll, payroll taxes, and related amounts            $     3,082,974
         Capital lease paid on Company's behalf  (Note K)               398,479
         Director and consultant compensation                           217,000
         Other                                                          53,596
                                                                 -------------

                                                                $    3,752,049
                                                                 =============

NOTE J - NOTES PAYABLE

The Company has actively pursued extensions on the Company's notes payable during the six months ended April 30, 2006. The note holders were offered one share of the Company's restricted common stock for each dollar of notes payable that was extended. During the three months ended January 31, 2006 the Company recorded an accrued expense totaling approximately 50,000 to account for the expense of the restricted shares to be issued and during the three months ended April 30, 2006 the Company recorded an additional accrual of approximately
$3,000 to account for the expense of the restricted shares to be issued. The restricted common stock will be issued as soon as administratively possible. As of April 30, 2006 the Company has received extensions on approximately $1,406,000 of the notes payable and has reached a re-payment schedule on an additional $215,000. The Company remains in discussions with certain note holders regarding extensions on the Company's remaining notes payable totaling approximately $904,000.

At January 31, 2006 the Company has notes payable totaling $2,524,800 due to various individuals and companies including $125,000 to current related parties including Board of Directors and Management. Of the total, $370,000 is written at 12% simple interest, $1,309,800 is written at 8 percent simple interest and $845,000 has no stated interest rate. Of the total notes payable $662,800 is convertible into common stock of the Company at the option of the debt holder in the following amounts: $167,800 is convertible at $1.00 per share, $60,000 is convertible at $0.72 per share, $10,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share, $15,000 is convertible at $0.12 per share and $80,000 is convertible at $0.04 per share. The notes payable have maturities as follows:
$50,000 matured during August 2003, $25,000 matured during November 2003, $250,000 matures during December 2006, $1,034,800 matures during December 2007, $120,000 matures during January 2008, $535,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $320,000 is due on a schedule of $10,000 per week until paid in full using advances under the Company's Standby Equity Line (Note O) and $190,000 (original $215,000) is due on a set schedule of $5,000 per month until paid in full (noted below). Approximately $75,000 is past due as of April 30, 2006.

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

As of April 30, 2006 there remains a total of $820,000 of notes payable under the UCC-1. While obtaining extensions on $630,000 of the UCC-1 notes, the
Company received a release from "any and all security interest in debtors intellectual properties and assets to include proceeds and products of collateral". The Company signed an agreement for the remaining $190,000 (originally $215,000) as noted below.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On February 6th, 2003 the Company received a formal notice of default regarding a $215,000 note payable under the UCC-1. During the year ended October 31, 2005, the Company received a demand notice on the $215,000 note payable. On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the $215,000 note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder. The company has made all required payments to date including three payments totaling $15,000 during the quarter ended April 30, 2006.

NOTE K  - LONG TERM OBLIGATIONS - CAPITAL LEASE

The Company has a capital lease agreement that included approximately $658,000 in equipment and approximately $357,000 in operating capital. The lease terms require approximately $26,000 in monthly payments over a 48 month term. The lease was guaranteed by an unrelated privately held Company. The privately held Company was granted 1,000,000 options to purchase common stock at $0.20 per share that expired February 4, 2006. Additionally, there was a clause that if the Company's outstanding shares surpassed 20,000,000 prior to February 4, 2006, the privately held Company would be granted additional options at the then current market price to purchase shares equal to 2.5 percent of the then outstanding shares of the Company. This clause also expired on February 4, 2006. Expense recognized for the period ended October 31, 2004 related to these options totaled $69,120. The equipment was recorded as equipment under capital leases. The Company has been unable to make the required payments on the lease and the guarantor has made approximately $398,000 in lease payments on behalf of the Company. The amounts paid on behalf of the Company have reduced the outstanding balance on the lease and have been recorded as accrued liabilities of the Company (Note I).


The following is a schedule by year of future minimum payments under long term obligations, together with the present value of the net payments as of April 30, 2006:

                                                          Cash
                                                      proceeds from
                                         Equipment        Lease           Total
                                        ------------   ------------   ------------
    Through April 30, 2007              $    197,098   $    106,033   $    303,131
    Through April 30, 2008                   167,096         88,361        255,457
    Through April 30, 2009                     4,272           --            4,272
    Thereafter                                  --             --             --
                                        ------------   ------------   ------------

Total minimum payments                       368,466        194,394        562,860

Less amount representing interest             31,880         15,337         47,217
                                        ------------   ------------   ------------

Present value of net minimum payments        336,586        179,057
                                                                           515,643

Less current portion                         172,984         94,126        267,110
                                        ------------   ------------   ------------

Long-term portion                       $    163,602   $     84,931   $    248,533
                                        ============   ============   ============

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - STOCK INCENTIVE PLANS

The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004) as of February 1, 2006. The Standard requires adoption for small business issuers on the following effective date "as of the beginning of the first interim period or annual reporting period that began after December 15, 2006". This Standard applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Under the Standard, the cumulative effect of initially applying the Statement, if any, is recognized as of the required effective date and requires that all public entities that used the fair-value-based method of either recognition or disclosure under Statement 123 apply this Statement using a modified version of prospective application. This transition method requires that compensation cost be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement
123. As of February 1, 2006, the Company's effective date, the Company does not have any unvested awards that would require compensation cost to be recorded at this time. Additionally, all of the Company's outstanding awards have vested prior to adoption of the revised Standard therefore there is no cumulative effect that needs to be recorded and no awards would require the use of the transition method under the revised Standard.

As of April 30, 2006, the Company has two share-based compensation plans and, in addition, has issued shares outside the plans as described below.

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified key employees. The Company reserved 1,000,000 common shares that can be issued under the plan. Awards made under the plan are issued in units with each unit being convertible into one share of common stock at the option of the holder. The plan units vest, generally, over three years as specified in each individual grant. The individual units are issued with a strike price of $0.00. Accordingly, compensation expense is incurred by the Company over the vesting periods and is calculated using the stock price on the grant date times the number of shares vesting. Through April 30, 2006, the Company has granted 998,384 plan units of which 998,384 units have been exercised under the plan.

On March 26, 2002 the Company filed an additional stock option and stock award plan, which had been approved by the shareholders of Pine View Technologies in November 2001. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. Through April 30, 2006, the Company has issued a total of 467,855 shares under the Plan.

The Restated Articles of Incorporation, approved by a majority of the stockholders on November 15, 2000, authorizes the Board of Directors to issue, from time to time, without any vote or other action by the stockholders, of any or all shares of the Corporation of any class at any time authorized, and any securities convertible into or exchangeable for such shares, in each case to such persons and for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine, provided that the consideration for the issuance of shares of stock of the corporation having par value shall not be less than such par value. Pursuant to the Articles of Incorporation, during December 2003, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 9,200,000 options to purchase stock outside of the plans to employees and directors that vested at various times through FY 2004. During the quarter ended April 30, 2005, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 2,000,000 options to purchase stock outside of the plans to employees that vest at various times through FY 2006. Additionally, the Board of directors approved 2,000,000 shares to be issued in restricted stock to officers of the Company to be issued when administratively possible. As of April 30, 2006 the 2,000,000 shares of restricted stock has not been issued, however the Company has recorded an accrued liability for the expense incurred in the period they were granted.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As previously permitted under accounting principles generally accepted in the United States of America, grants to employees under the Plan and other grants to employees of options were accounted for following APB Opinion No. 25 and related Interpretations. Had compensation cost for the Plans been determined under the revised Standard and based on the grant date fair values of awards using the Black-Scholes option pricing model, reported net earnings (loss) and earnings
(loss) per common share would have been changed to the pro forma amounts shown below. No additional compensation cost would have been recorded during the periods presented because no options vested during the periods presented.


                                   Three months      Three months      Six months        Six months
                                       ended             ended            ended            ended
                                     April 30,         April 30,        April 30,         April 30,
                                       2006              2005             2006              2005
                                   -------------     ------------     -------------     ------------
Net earnings (loss):
As reported                        $ (269,393)       $(524,092)        $(573,964)       $(984,004)
Proforma                           $ (269,393)       $(524,092)        $(573,964)       $(984,004)

Basic earnings (loss) per share:
As reported                           $(0.01)           $(0.03)           $(0.02)          $(0.06)
Pro forma                             $(0.01)           $(0.03)           $(0.02)          $(0.06)

Diluted earnings (loss) per share:
As reported                           $(0.01)           $(0.03)           $(0.02)          $(0.06)
Pro forma                             $(0.01)           $(0.03)           $(0.02)          $(0.06)

There were no options granted in the three months ended April 30, 2006 or during the three months ended April 30, 2005. No assumptions were necessary during those periods to estimate the fair value of options.

                                          For the quarter ended
                                   -------------------------------------
                                      April 30,         April 30,
                                         2006             2005
                                   -------------------------------------
Risk-free interest rate                  --                  --
Dividend yield                           --                  --
Volatility factor                        --                  --
Expected option term life in years       --                  --

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the period May 26, 2000 (inception) through April 30, 2006:


                                         Shares subject         Weighted-average
                                           to options            exercise price
--------------------------------------------------------------------------------
Outstanding at May 26, 2000
  (inception)                                        --             $      --
  Granted                                            --             $      --
  Exercised                                          --             $      --
  Forfeited                                          --             $      --
--------------------------------------------------------------------------------

Outstanding at October 31, 2000                      --             $      --
  Granted                                         490,833           $     1.13
  Exercised                                        (5,000)          $     1.00
  Forfeited                                          --             $      --
--------------------------------------------------------------------------------

Outstanding at October 31, 2001                   485,833           $     1.14
  Granted                                         185,400           $     1.08
  Exercised                                       (36,684)          $     1.35
  Forfeited                                      (416,249)          $     1.01
--------------------------------------------------------------------------------

Outstanding at October 31, 2002                   218,300           $     1.30
  Granted                                            --             $      --
  Exercised                                      (119,400)          $     1.45
  Forfeited                                        (4,200)          $     1.40
--------------------------------------------------------------------------------

Outstanding at October 31, 2003                    94,700           $     1.04
  Granted                                       9,955,000           $     0.13
  Exercised                                      (770,000)          $     0.19
  Forfeited                                        (2,400)          $     1.50
--------------------------------------------------------------------------------

Outstanding at October 31, 2004                 9,277,300           $     0.14
  Granted                                       2,020,000                 0.09
  Exercised                                       (48,800)                0.75
  Forfeited                                          --                    --
--------------------------------------------------------------------------------
Outstanding at October 31, 2005                11,248,500           $     0.12
  Granted                                            --                    --
  Exercised                                       (18,500)                0.70
  Forfeited                                          --                    --
--------------------------------------------------------------------------------
Outstanding at January 31, 2006                11,230,000           $     0.12
  Granted                                              --                      -
  Exercised                                            --                      -
  Forfeited                                            --                      -
--------------------------------------------------------------------------------
Outstanding at April 30, 2006                  11,230,000           $     0.12

Exercisable at  April 30, 2006                 11,230,000           $     0.12
================================================================================


                                                     Weighted Average            Weighted Average
Range of Exercise               Number             Remaining Contractual          Exercise Price
Prices                Outstanding / Exercisable        Life (Years)         Outstanding / Exercisable
                      -------------------------        ------------         -------------------------

$0.00 to 0.10          2,000,000 / 2,000,000              8.82                    $0.09 / $0.09
$0.11 to 0.20          9,200,000 / 9,200,000              7.60                    $0.13 / $0.13
$0.21 to 0.30             30,000 /    30,000              0.01                    $0.30 / $0.30
                      ----------  ----------              ----                     ----  ----
                      11,230,000 /11,230,000              7.80                    $0.12 / $0.12

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was approximately $98,000 for the three months ended April 30, 2006.

As of April 30, 2006, the Company had net operating loss carryforwards for tax reporting purposes of approximately $10,050,000 expiring through 2026.

NOTE N - COMMITMENTS AND CONTINGENCIES

The Company is engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

Promissory Loan Agreement

On June 2, 2003, the Company signed a ten percent simple interest promissory note with an unrelated privately held company where the privately held company was to provide $5,000,000 in operating funds to the Company. The terms of the note provided that the Company pay a two percent fee totaling $100,000 for arranging the loan. Terms of repayment included interest on a quarterly basis and the balance of the note at the end of thirty-six months. Additionally, the privately held company would receive one seat on the Board of Directors until such time as the promissory note was paid in full. After weeks of delays and promises regarding funding, the privately held company signed an addendum to the original note promising funding of the note by September 19, 2003. When the funding was not met according to the addendum, the privately held company signed a second addendum promising funding of the note by November 10, 2003. After months of delays, and the privately held company not fulfilling the terms of the original agreement and/or the signed addendums the Company filed a multi count civil complaint against the privately held company. The privately held company filed a motion with the Court to dismiss the complaints filed by the Company. This motion to dismiss was denied by the Court on March 12, 2004. Management, based on the advice of legal counsel, believes that at a minimum the $100,000 is recoverable in its action against the privately held company. However, based on the anticipated costs to recover the $100,000, the Company wrote off the fee during the year ended October 31, 2005.

Note Receivable

The Company has a $600,000 non-interest bearing note receivable that was due on or before February 28, 2002. The Company holds 1,000,000 shares of Merit Studios, Inc. common stock as collateral valued at $6,000 at April 30, 2006. As of the year ended October 31, 2005, the Company recorded an allowance for bad debt totaling $600,000 against the note receivable. The Company started a legal action against Merit Studios, Inc. toward collection of the note receivable. On May 29, 2003, the Company was awarded a summary judgment against Merit Studios, Inc. totaling approximately $673,000 plus reasonable costs and attorneys fees to collect. The Company's attorney, working with the courts, is attempting to identify assets of Merit Studios in order to enforce the judgment.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE

During May 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Pursuant to the terms of the funding agreement with Cornell Capital, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of the company's common stock in amounts up to $350,000 per drawdown and up to $1 million per month to a maximum of $20 million over the 24 months following the effective date. The equity drawdowns are entirely at Videolocity's discretion and the agreement does not require minimum drawdowns. The effective date of the agreement is the date that the Securities and Exchange Commission first declared a registration statement effective registering the resale of the securities. The drawdowns are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The Company filed an SB-2 on July 9, 2004 to register 19,314,099 shares of common stock and the SB-2 was declared effective by the Securities and Exchange Commission on July 22, 2004. As of April 30, 2006, the Company has issued 140,746 shares to Cornell and received $38,000 under the agreement.

As consideration for Cornell to enter into the agreement, the Company issued a $390,000, 5% convertible debenture. The principal and interest are due during May 2007. At the Company's option, the principal and interest due can be repaid or converted to common stock at a rate of 250% of the current closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P. or 100% of the lowest closing bid price of the Company's common stock for the three trading days immediately preceding the conversion date. At the holder's option, they may convert to the Company's stock until paid in full. The Company may redeem all or a portion of the outstanding principal at a redemption price of 120% multiplied by the portion of the principal sum being redeemed plus any accrued and unpaid interest. Through April 30, 2006, the holder has converted $50,000 of the debenture balance into 1,743,902 shares of the Company's common stock. The balance of the compensation debenture as of April 30, 2006 totals $340,000.

The Company placed 10,000,000 of the registered shares into escrow to facilitate drawdowns and the repayment of a $400,000 loan due to Cornell Capital Partners LP (Note J) and through April 30, 2006 has issued 6,330,100 shares under the Standby Equity Distribution Agreement using the proceeds to repay $330,000 of the loan. The balance of the loan at April 30, 2006 totals $70,000. The Company placed another 5,000,000 of the registered shares into escrow to facilitate repayment of a second loan totaling $250,000. The repayment of this loan begins subsequent to the completion of payments under the first loan. The Company has not issued any shares in repayment of the second loan. Those shares not issued under drawdowns or as repayment on the loan will be returned to the Company. As of April 30, 2006, the Company has 8,669,900 shares that remain in escrow. The shares held in escrow are not included in the Company's outstanding shares (15,000,000 held in escrow less 6,330,100 shares issued).

NOTE P - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of October 31, 2006 the Company has 8% notes payable to current directors, and officers totaling $125,000. The Company has accounts payable totaling approximately $47,000 due to a former director at April 30, 2006. As of April 30, 2006 executive officers and directors of the Company own approximately 5% of the outstanding stock.

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

Plan of Operation

General

Videolocity's primary focus is to design, develop, manufacture, install, operate and maintain its proprietary Digital Entertainment System (DES(TM)). The DES is an Internet Protocol Television (IPTV) system that allows consumers to select, on an on-demand basis, movies from an extensive menu of titles. It also provides cable and digital satellite programming and interactive entertainment services such as high speed Internet access, television Internet access, digital music, youth programming, gaming, targeted advertising and informational applications. Videolocity plans to derive its revenues from licensing the DES for deployment into the hospitality, healthcare, residential and wireless markets. Videolocity plans to expand its revenue base and global market reach through its technology-licensing program and through strategic partnerships. Videolocity is well positioned to provide the DES products through a direct sales and operations model and will license the DES to other service providers for delivery to hospitality, healthcare and more importantly, the residential market that includes service via wireless/wired broadband, fiber to the home, broadband over power lines and digital satellite networks. Management believes that the flexibility and scalability of Videolocity's offerings provide a gateway into these and other emerging markets.

Videolocity is a company that has completed the development of new technology and is presently applying the new technology into market-accepted products. The Company believes that its proprietary technology enhances the quality of information transfer with superior presentation and with significantly higher data storage compression. The Company's seasoned management team has selected the hospitality entertainment sector as the first application of its development. This decision has launched the Company into what is perceived to be a well-defined market that demands an upgrade of present technology at aggressively competitive costs, while providing value added services that generate new residual revenue streams. Through the DES, hospitality, timeshare and healthcare property owners will be able to offer guests superior quality, quantity and capability for in-room entertainment and information transfer services. Further applications, including, but not limited to security, medical information transfer, education and advertising, are being researched and developed to enhance future revenue streams beyond the markets already served. A unique value associated with Videolocity and the DES product is the year-over-year recurring revenue stream which we anticipate will be earned on existing installations while new channels of distribution are marketed throughout the United States, Europe, Caribbean, and Asia Pacific. Thus, the Company now relies on the financial resources of its partners to satisfy the growing consumer demand.

Videolocity has created a barrier to entry for competition through the development of its proprietary technologies and trade secrets. The core technologies are standards-based and relative to the advancement of critical areas including but not limited to Videolocity's:

           1. Digital  Entertainment  Solution
           2. Video  Encoding & Compression  Process
           3. Graphical User Interface
           4. Embedded  Software  Image
           5.  Proprietary  PCI Video Card
           6. Linux Solution

During May 2004 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. We anticipate that this agreement will provide us with adequate working capital for at least the next few months. Under the equity distribution agreement, Videolocity has the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20 million over a 24-month period. There is no minimum draw down although we may draw-down up to four times per month at a maximum $350,000 per draw and a maximum of $1 million per month. The draw-downs are subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The registration statement was declared effective by the Securities and Exchange Commission on July 22, 2004. The 24-month term commences on the effective date of the registration statement. The purchase price of the shares will be 98% of the lowest closing bid price of our common stock during the five consecutive trading days immediately following receipt of notice of our intent to make a draw. As of April 30, 2006, the Company had issued 140,746 shares to Cornell and received $38,000 under the agreement.

Videolocity has an outstanding loan and a convertible debenture with Cornell Capital Partners and under the terms of repayment, Cornell or its assignees have the option to convert a portion of the loan and the debenture into registered stock and may sell that stock into the market. Although Videolocity has only drawn a total of $38,000 from the Standby Equity Distribution Agreement, as a result of the stock received on conversion of the outstanding loan and convertible debenture, Videolocity has been subject to an abundance of selling pressure in the market.

New Business - Joint Venture

On December 1, 2005, we entered into an operating agreement with E. Oliver Capital Group LLC toward the formation of a joint venture between Videolocity International, Inc. and E. Oliver Capital Group LLC. EOCG Media LLC was formed as a Delaware limited liability company and is the parent company of EOCG Media Ltd., a British Virgin Islands corporation. Videolocity assigned to EOCG Media LLC the U.S. patent rights to the DES and EOCG Media Ltd. holds the patent rights to DES in the rest of the World. EOCG Media is offering DES under its Mio brand. The finalization of the agreement was contingent on shareholder approval and Videolocity obtaining extensions of outstanding notes payable. Toward that goal, Videolocity forwarded a proposal to certain shareholders and pursued extensions with the holders of notes payable. We did not solicit proxies and submitted the proposal to shareholders holding at least a majority of the outstanding shares of the Company. To date, we have received written consent from shareholders representing a majority of the outstanding stock of the Company approving the agreement and will report the final count when all of the remaining consents are returned. Additionally, to date, we have received extensions on notes payable totaling approximately $1,406,000 and have worked out a payment schedule on an additional $215,000 of notes payable. The Company is currently working to obtain extensions on the remaining notes payable.

Under the agreement E. Oliver Capital Group is required to advance to Videolocity the funds required to maintain corporate functions of Videolocity including SEC reporting, legal, audit, public relations, investor relations, and general business based on the budgets provided by Videolocity. Through April 30, 2006 E. Oliver Capital Group has forwarded to Videolocity approximately $274,000 to help maintain Videolocity's corporate functions. Under the agreement, the amounts forwarded to Videolocity will be recouped through revenue distributions from the joint venture and prior to Videolocity receiving cash distributions from the joint venture. The joint venture is set up similar to a technology licensing agreement where Videolocity will not own a percentage of the joint venture; however, the Company will be entitled to distributions from the joint venture including technical transfer fees and licensing fees as follows:
Videolocity shall receive (i) 100% of all technical transfer fees (the mark up over cost and installation of equipment deployed) and the first 5% of the net licensing fees derived by the LLC in licensing the Intellectual Property Technology from the current version 1.0 of the Intellectual Property Technology and (ii) twenty-five percent (25%) of the technical transfer fees and the first 5% of the net licensing fees derived by the LLC in licensing version 2.0 of the intellectual property technology currently in development.

EOCG Media has adopted the following business strategy:

1. Expand its franchise in the lodging, residential and wireless markets with superior product offerings and aggressive sales and marketing efforts.

EOCG Media will provide interactive television services to new-build properties and brand conversions. EOCG Media will also market to the Residential Broadband market by providing its IPTV solution together with its strategic partners throughout its target markets.

2) Continually improve financial performance by enhancing systems engineering and internal processes to reduce costs and achieve greater operating efficiency.

EOCG Media is committed to continually improving and streamlining its business practices. From executive management to customer service, all EOCG Media employees are encouraged to contribute ideas that will make the Company a more competitive, efficient, and customer-oriented organization. For example, EOCG Media has integrated Envision, an operational support software (OSS) suite that represents a quantum leap in modern design. Envision has been designed to provide carriers with true operational support software that fully encompasses the entire spectrum of billing, customer care and point of sale (POS) requirements, as well as the smallest routine details of daily operations. EOCG Media will continue these efforts and focus on preventative measures to improve service delivery and reduce costs.

3) Create additional revenue sources from new and existing customers through application of the Company's intellectual property assets and technology licensing capabilities.

EOCG Media has built a customer base over the past several years. Now, the Company is focusing on delivering new interactive services across that base that we anticipate will garner additional "share of customer" revenue from consumers and subscribers. An initial focus was to identify a strategic partner within the Caribbean marketplace and in this regard EOCG Media has aligned itself with the Caribbean Hotel Association ("CHA"), that represents 35 national hotel associations and over 1,000 member hotels. In 2005, the CHA represented over 125,476 of the approximate 252,000 hotel rooms throughout the Caribbean and serviced a total of 5.27 million unique visitors. Many of the Caribbean hotels are comprised of less than 100 rooms that make them an ideal candidate for the DES, a low-cost alternative to the incumbent systems. The DES may be deployed at a fraction of the cost of competitive systems and provides a software based, up-gradable alternative for future growth and additional revenue applications.

 Videolocity anticipates revenues from the joint venture beginning in Q4 of 2006. To date, EOCG has launched its MIO brand commercial wireless voice and data services within the Caribbean market to include Curacao, St. Maarten, Bonaire and Grand Cayman and will continue to follow its aggressive build out within the Caribbean and Latin America markets. EOCG Media will follow this market penetration with its products and will operate under the same brand as the wireless services.

Videolocity has minimized its staffing requirements and general business expenses and by co-locating offices with EOCG Media LLC in their Park City, Utah location. Videolocity is operating more efficiently as a member of the joint venture and will continue to explore additional technological development and market opportunities outside the scope of the joint venture.

Liquidity and Capital Resources

During the three months ended April 30, 2006, our total current assets decreased approximately $72,000 and total assets decreased approximately $79,000 from approximately $676,000 to approximately $597,000. The decrease in current assets during the quarter is primarily due to the use of approximately $58,000 in cash for operations and the repayment of approximately $15,000 in notes payable, combined with a decrease in other assets totaling approximately $14,000 primarily consisting of prepaid expenses. The decrease in total assets also includes approximately $7,000 in depreciation expenses taken against property and equipment during the period.

During the six months ended April 30, 2006, our total current assets decreased approximately $21,000 primarily due to a decrease in other assets of approximately $23,000 primarily consisting of prepaid expenses. During the same time frame, total assets decreased approximately $63,000 from approximately $660,000 to $596,000 primarily from the decrease in prepaid expenses included in other assets and depreciation expense recorded against equipment totaling approximately $42,000. During the six months ended April 30, 2005, total current assets decreased approximately $174,000 primarily from the use of cash for operational purposes totaling approximately $167,000 and a decrease in other assets, primarily prepaid expenses and deposits of approximately $21,000, which was offset by an increase in accounts receivable of approximately $13,000.

During the three months ended April 30, 2006, total current liabilities increased from approximately $5,699,000 to approximately $5,973,000, an approximate $274,000 increase. There are several factors that contributed to this net increase in current liabilities during the period. The most significant was an increase in accrued liabilities totaling approximately $134,000 primarily from officers not being paid all of their salary and officers not taking salary during the period, combined with an accrual to account for the expense of stock to be issued on the extensions of notes payable during the period and recording an additional liability for payments made on our behalf on our lease by our third party guarantor. The restricted stock will be issued when administratively possible. Deferred revenue also increased approximately $97,000 and accrued interest payable increased approximately $52,000 during the period. Deferred revenues are advances received from a joint venture on future revenues from the joint venture's use of our technology.

During the six months ended April 30, 2006, total current liabilities decreased from approximately $7,024,000 to approximately $5,973,000, an approximate $1,051,000 decrease. There are several factors that contributed to this net decrease in current liabilities during the period including a transfer of approximately $1,585,000 in notes payable to long term notes payable from certain note holders signing extension agreements on the notes payable. This was offset by approximately $302,000 increase in accrued liabilities primarily from officers not being paid all of their salary and/or officers not taking salary during the period, combined with an accrual to account for the expense of stock to be issued on the extensions of notes payable during the period and recording an additional liability for payments made on our behalf on our lease by our third party guarantor. The restricted stock will be issued when administratively possible. Deferred revenue also increased approximately 274,000 and accrued interest payable increased approximately $89,000 during the period. Deferred revenues are advances received from a joint venture on future revenues from the joint venture's use of our technology.

Results of Operations

To date, we have been primarily a development stage company and have only realized revenues from one installation of our technologies. We have recently formed a joint venture that will be actively marketing the Videolocity DES and is currently signing contracts for the installation of our DES into various hotels. During the three months ended April 30, 2006 we did not realize revenues from our installed system as the hotel has been undergoing a major renovation. The system was shut down in the final phase of the renovation. We are currently working with hotel management to determine a resolution to reinstall the DES or remove it and relocate it into another property.

For the three months ended April 30, 2006, operational expenses decreased approximately $287,000 overall, or approximately fifty-eight percent, as compared to the three months ended April 30, 2005. This is attributed primarily to a decrease in salaries and other payroll expenses of approximately $194,000. Payroll expenses were decreased substantially as compared to the prior period as a direct result of the loss of employees. We have formed a joint venture with another Company where those employees that did not leave Videolocity were hired by the joint venture for continued development of the DES and other digital products. The formation of the joint venture, and the joint venture advancing funds for our operational expenses has enabled us to maintain our basic operations and SEC filings and we believe that as the joint venture begins to deploy the Videolocity DES and we begin to realize the resulting revenues we will be able to bring the level of staffing to previous levels. We had decreases in most operational expenses during the quarter as compared to the similar quarter in the prior year including, technology development consulting of approximately $40,000, travel and conventions of approximately $5,000, due to not having the operating capital to conduct certain of those activities. We also had decreases in rent of approximately $9,000 and utilities of approximately $4,137 due to moving into shared office space during the quarter. During the three months ended April 30, 2006, non operating expenses increased approximately $23,000 as compared to the three months ended April 30, 2005 primarily resulting from the increase of interest expense recorded on notes payable.

For the six months ended April 30, 2006, operational expenses decreased approximately $463,000, or approximately 54 percent, as compared to the six months ended April 30, 2005. This is attributed primarily to a decrease in salaries and other payroll expenses of approximately $333,000 as well as decreases in most operational expenses during the period. Payroll expenses were decreased substantially as compared to the prior period as a direct result of the loss of employees.
We had decreases in most operational expenses as a result of not having the operating capital to conduct certain activities including technology development expenses of approximately $62,000, travel and conventions of approximately $16,000. Other decreases in operational expenses included rent of $9,000 and utilities of approximately $3,000 due to now sharing office space , depreciation expense of approximately $30,000, and other of approximately $19,000. During the six months ended April 30, 2006, non operating expenses increased approximately $32,000 as compared to the three months ended April 30, 2005 primarily resulting from the increase of interest expense recorded on notes payable.

Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.

Net Operating Loss

As of April 30, 2006, we have, together with our subsidiaries, accumulated a net operating loss carryforward of approximately $10,050,000, with an operating loss tax benefit of approximately $3,743,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the realization of the future tax benefit cannot be established. The net operating loss will expire through 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended April 30, 2006, we issued an aggregate of 1,000,000 shares of common stock all of which were registered shares under the Company's SB-2 toward an agreement for the conversion of a compensation debenture. Subsequent to April 30, 2006 and to date, we have issued 666,667 shares toward an agreement for the conversion of a compensation debenture.


Item 3. Defaults Upon Senior Securities

On  February  6, 2003 we  received  a formal  notice of default  from  ISOZ,  LC regarding our $215,000 in notes payable to ISOZ, LC. On March 29, 2005 the Company received a demand letter regarding the $215,000 in notes payable to ISOZ, LC. On October 19, 2005, the Company's attorney received notification that a default judgment was filed with the third district court on June 21, 2005 totaling approximately $318,000 including principal, accrued interest, and legal fees, together with interest from that date until paid in full regarding the note payable. Prior to October 19, 2005 the Company was unaware of the judgment and did not have knowledge that a complaint had been filed because the Company had not been served. Accordingly, being unaware of the complaint the Company did not respond. On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect upon the judgment during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the judgment and note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder. To date, the Company has made all required payments under the agreement totaling $30,000.

Also, during the quarter ended July 31, 2005, the Company received a default notice on our lease payable. Currently, the guarantor of the lease has taken over the payments on the lease and has made payments totaling approximately $399,000 which have been recorded in accrued liabilites.

Our notes payable have maturities or have been extended as follows: $50,000 matured during August 2003, $25,000 matured during November 2003, $250,000 matures during December 2006, $1,034,800 matures during December 2007, $120,000 matures during January 2008, $535,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding,, $320,000 is due on a schedule of $10,000 per week until paid in full using advances under the Company's Standby Equity Line and $190,000 (originally $215,000) is due on a set schedule of $5,000 per month until paid in full. Approximately $75,000 is currently past due. We are actively pursuing extensions and/or conversions on the notes payable.

Item 4. Submissions of Matters to a Vote of Security Holders

This item is not applicable.

Item 5. Other Information

This item is not applicable.


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

                         VIDEOLOCITY INTERNATIONAL, INC.





BY:  /S/  ROBERT E. HOLT
     ------------------------------------
          ROBERT E. HOLT
          President and Director
          Date:  June 19, 2006



BY:  /S/  CORTNEY TAYLOR
     ------------------------------------
          CORTNEY TAYLOR
          Chief Financial Officer
          (Principal accounting Officer)
          Date: June 19, 2006