Form 10QSB
period 2006-07-31
VIDEOLOCITY INTERNATIONAL INC
filed 2006-09-19
CIK 786771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Quarterly Period ended July 31, 2006

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


             5532 Lillehammer Lane, Suite 300, Park City, Utah 84091
            --------------------------------------------------------
                    (Address of principal executive officers)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:



           Class                            Outstanding as of September 15, 2006
--------------------------                  ------------------------------------
       Common Stock,                                    28,057,277
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

Item 2.           Management's Discussion and Analysis or Plan of Operation...................... 18

Item 3.           Controls and Procedures........................................................ 22

                                     PART II

Item 1.           Legal Proceedings.............................................................. 22

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.................... 23

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

Item 5.           Other Information.............................................................. 24

Item 6.           Exhibits and Reports on Form 8-K............................................... 24

                  Signatures..................................................................... 25

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                  July 31, 2006

                                     ASSETS

 CURRENT ASSETS
    Cash                                                          $    23,489
    Other assets                                                       11,584
                                                                  -----------
             Total current assets                                      35,073

 Property and equipment, at cost, net                                 548,151
 Other assets                                                          24,909
                                                                  -----------

                                                                  $   608,133
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


 CURRENT LIABILITIES
    Accounts payable                                              $   257,824
    Deferred revenue                                                  357,147
    Accrued liabilities                                             3,872,108
    Accrued interest payable                                          611,586
    Notes payable                                                     840,000
    Current portion of long term obligations - capital lease          273,171
                                                                   -----------
             Total current liabilities                              6,211,836

    Long term obligations less current portion - capital lease        177,924
    Notes payable - related parties                                   125,000
    Notes payable                                                   1,544,800
    Compensation debenture                                            320,000

 MINORITY INTERESTS                                                     4,866

 COMMITMENTS AND CONTINGENCIES                                           --

 STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 100,000,000 shares
      authorized, 26,624,477 issued and outstanding                    26,626
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized none outstanding                                        --
    Additional paid-in capital                                      6,917,287
    Deficit accumulated during the development stage              (14,720,206)
                                                                  -----------
             Total stockholders' deficit                           (7,776,293)
                                                                  -----------
                                                                  $   608,133
                                                                  ===========


        The accompanying notes are an integral part of these statements.


                Videolocity International Inc. and Subsidiaries
                         (A Development Stage Company)

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                                                                                         From
                                                                                                                        May 26,
                                                          Three months ended               Nine months ended             2000
                                                               July 31,                        July 31,               through
                                                     ----------------------------    ----------------------------       July 31,
                                                         2006            2005            2006           2005              2006
                                                     ------------    ------------    ------------    ------------    ------------

Revenue                                              $       --      $     39,101    $       --      $    100,144    $    124,645

Cost of Goods Sold                                           --            16,917            --            57,237          94,948
                                                     ------------    ------------    ------------    ------------    ------------

Gross Profit                                                 --            22,184            --            42,907          29,697

Operating expenses
    Salaries, payroll taxes, and employee benefits         79,447         172,724         329,105         755,610       6,961,090
    Professional fees and consultants                       6,852          28,845          49,524          63,610       1,387,560
    Technology development consulting                        --            25,580          22,080         109,365         872,350
    Directors compensation through stock plan               9,990         200,000           9,990         200,000         304,990
    Rent and Utilities                                      3,000          18,706          23,588          51,195         437,742
    Provision for bad debts                                  --              --             1,091            --           601,091
    Travel, conventions, meals and entertainment             --             8,143           2,763          27,150         240,696
    Depreciation and amortization                           7,004          35,689          49,441         107,753         228,245
    Gain on transfer of license agreements                   --              --              --              --          (114,509)
    Write off of goodwill                                    --              --              --              --           958,628
    Other                                                   2,136          18,279          18,841          54,025         630,824
                                                     ------------    ------------    ------------    ------------    ------------

                                                          108,429         507,966         506,423       1,368,708      12,508,707
                                                     ------------    ------------    ------------    ------------    ------------

             Operating loss                              (108,429)       (485,782)       (506,423)     (1,325,801)    (12,479,010)

Interest income                                              --              --              --              --             5,578

Legal Settlement                                             --              --              --              --          (200,433)

Gain on sale of stock, net                                   --              --              --              --           338,049

Interest and beneficial conversion expense                (44,457)        (90,108)       (220,427)       (214,567)     (2,290,878)

Expense for stock options on services, debt                  --              --              --           (19,526)        (88,646)

Minority interests                                           --              --              --              --            (4,866)
                                                     ------------    ------------    ------------    ------------    ------------

             Loss before income taxes                    (152,886)       (575,890)       (726,850)     (1,559,894)    (14,720,206)

Income taxes                                                 --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

             NET LOSS                                $   (152,886)   $   (575,890)   $   (726,850)   $ (1,559,894)   $(14,720,206)
                                                     ============    ============    ============    ============    ============

Loss per common share
    Basic and Diluted                                $      (0.01)   $      (0.03)   $      (0.03)   $      (0.09)


Weighted-average common and dilutive common
   equivalent shares outstanding
    Basic and Diluted                                  24,993,384      20,022,380      24,430,461      18,347,188





        The accompanying notes are an integral part of these statements.

                                       Videolocity International Inc. and Subsidiaries
                                                (A Development Stage Company)

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                        July 31, 2006
                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                        Additional      during the
                                                  Preferred stock             Common stock               paid-in       Development
                                               Shares         Amount        Shares         Amount        capital          Stage
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


                                                      Videolocity International Inc. and Subsidiaries
                                                               (A Development Stage Company)

                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                       July 31, 2006
                                                                         Continued

Balance at October 31, 2003                        --      $      --        6,346,996    $     6,347    $ 4,083,060   $(7,585,101)

Fees related to eFees related to Equity
Distribution Agreement                             --             --              --              --        (390,000)          --

Issuance of stock options for:
                                Guarantee          --             --             --              --          69,120           --

                                 Services          --             --             --              --          46,316           --

                                     Loan          --             --             --              --         140,432           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          736,500            736        215,464           --

                                 Services          --             --          500,000            500         87,500           --

                                     Cash          --             --          500,000            500        224,500           --

                   Cash under Equity Line          --             --          140,746            141         37,859           --

                       Conversion of debt          --             --        6,429,056          6,429      1,580,851           --

                    Stock incentive plans          --             --          770,000            770        144,081           --

                         Legal settlement          --             --           80,000             80         22,320           --

Net loss for the year                              --             --             --               --             --    (2,157,619)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2004                        --      $      --       15,503,298    $    15,503    $ 6,261,503   $(9,742,720)

Issuance of stock options for:
                                     Loan          --             --             --              --          19,526           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --           36,667             37          2,796           --

                   Cash under Equity Line          --             --        6,330,100          6,331        323,669           --

                       Conversion of debt          --             --        1,489,334          1,489        210,609           --

                    Stock incentive plans          --             --           48,800             49         36,551           --

                         Legal settlement          --             --           30,000             30          1,170           --

Net loss for the year                              --             --             --               --             --    (4,250,636)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2005                        --      $      --       23,438,199    $    23,439    $ 6,855,824  $(13,993,356)


Issuance of common stock for:
                   Stock incentive plans           --             --           18,500             19         12,931           --

Net loss for the quarter                           --             --             --               --             --     ( 304,571)
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance at January 31, 2006                        --      $      --       23,456,699    $    23,458    $ 6,868,755  $(14,297,927)


Issuance of common stock for:
                       Conversion of debt         --             --         1,000,000          1,000         19,000           --

Net loss for the quarter                          --             --             --               --             --     ( 269,393)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at April 30, 2006                          --      $      --       24,456,699    $    24,458    $ 6,887,755  $(14,567,320)


Issuance of common stock for:
                       Conversion of debt          --             --        1,777,778          1,778         18,222           --

    Bonus interest and extensions on debt          --             --          390,000            390         11,310           --

Net loss for the quarter                           --             --             --               --             --     ( 152,886)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at July 31, 2006                           --      $      --       26,624,477    $    26,626    $  6,917,287  $(14,720,206)
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

                                            Videolocity International Inc. and Subsidiaries
                                                     (A Development Stage Company)
                                       UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                            From
                                                                         For the nine months ended       May 26, 2000
                                                                                  July 31,               (inception)
                                                                        ----------------------------       Through
                                                                            2006            2005        July 31, 2006
                                                                        ------------    ------------    ------------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                         $   (726,850)   $ (1,559,894)   $(14,720,206)
       Adjustments to reconcile net loss to
         net cash used in operating activities
             Minority interests                                                 --              --             4,866
             Provision for bad debts                                           1,091            --           601,091
             Write off of goodwill                                              --              --           958,628
             Gain on sale of investment stock                                   --              --          (338,049)
             Gain on transfer of license                                        --              --          (114,509)
             Depreciation and amortization                                    49,441         107,754         338,463
             Interest expense recognized on beneficial conversion               --              --           423,900
             Issuance of common stock under stock plans                       12,950          36,600         823,508
             Issuance of common stock for services                              --              --           553,832
             Issuance of common stock for interest                              --             2,433         509,925
             Options issued on guarantee, services, and loans                   --              --           275,394
             Issuance of common stock for legal settlement                      --            19,526          22,400
             Changes in assets and liabilities
                Accounts receivable                                             --            (6,638)         (1,091)
                Other assets                                                  22,954          24,146         (36,493)
                Accounts payable and accrued liabilities                     221,983         522,133       3,760,867
                Deferred revenue                                             357,147            --           357,147
                Accrued interest                                             123,016         152,616         830,964
                                                                        ------------    ------------    ------------

                  Total adjustments                                          788,582         858,570       8,970,843
                                                                        ------------    ------------    ------------

                  Net cash provided by (used in) operating activities         61,732        (701,324)     (5,749,363)
                                                                        ------------    ------------    ------------

    Net cash flows from investing activities -
       Investment stock and licenses, net                                       --              --           555,791
       Increase in notes receivable                                             --              --          (600,000)
       Purchase of property and equipment                                       (514)           --          (165,491)
                                                                        ------------    ------------    ------------

                  Net cash flows used in investing activities                   (514)           --          (209,700)
                                                                        ------------    ------------    ------------

    Cash flows from financing activities
       Increase in notes payable                                                --           595,000       4,809,800
       Proceeds from lease                                                      --              --           357,000
       Cash received on equity distribution agreement                           --              --            38,000
       Payments on lease                                                        --           (40,104)       (181,554)
       Payments on notes payable                                             (40,000)        (25,000)        (65,000)
       Proceeds from issuance of common stock                                   --              --         1,024,306
                                                                        ------------    ------------    ------------

                  Net cash (used in) provided by financing activities        (40,000)        529,896       5,982,552
                                                                        ------------    ------------    ------------

                  Net increase (decrease) in cash                             21,218        (171,428)         23,489

Cash at beginning of period                                                    2,271         185,696            --
                                                                        ------------    ------------    ------------

Cash at end of period                                                   $     23,489    $     14,268    $     23,489
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

Noncash investing and financing activities
------------------------------------------
During the nine months ended July 31, 2006 the Company transferred $189,383 from long term obligations- capital lease to accrued liabilities to reflect lease payments made on behalf of the Company by a third party guarantor. The Company also issued 390,000 shares of common stock totaling $11,700 from accruals as the expense had been recorded and accrued in a prior quarter.

        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. (the Company) as of July 31, 2006 and for the three and nine months ended July 31, 2006 and 2005 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three and nine months ended July 31, 2006 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2005. The results of operations for the three and nine months ended July 31, 2006 may not be indicative of the results that may be expected for the year ending October 31, 2006.

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

At July 31, 2006, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company has recorded minimal revenue from its planned principal operations.

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

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE F - OTHER ASSETS

At July 31, 2006, other assets consisted of the following:


                                                 Short term     Long term

Non trade receivables                            $    1,584   $     --
Prepaid expenses                                     10,000         --
Deposits                                               --         24,909
                                                 ----------   ----------

                                                 $   11,584   $   24,909
                                                 ==========   ==========

NOTE G - PROPERTY AND EQUIPMENT

At July 31, 2006, property and equipment and estimated useful lives consist of the following:

                                                    Amount      Years
                                                  ---------   ---------

         Equipment                                $ 165,492      3-5
         Equipment under capital lease              657,613      3-5
                                                  ---------
                                                    823,105
         Less accumulated depreciation
           and amortization                         274,954
                                                  ---------

                                                  $ 548,151
                                                  =========

NOTE H - JOINT VENTURE AND DEFERRED REVENUES

On December 1, 2005, the Company entered into an operating agreement with E. Oliver Capital Group LLC toward the formation of a joint venture between Videolocity International, Inc. and E. Oliver Capital Group LLC. Under the agreement E. Oliver Capital Group LLC is required to advance to Videolocity the funds required to maintain corporate functions of Videolocity including SEC reporting, legal, audit, public relations, investor relations, and general business based on the budgets provided by Videolocity. Through July 31, 2006 E. Oliver Capital Group has forwarded to Videolocity approximately $357,000 under the agreement that has been recorded as deferred revenue in the financial statements. Under the agreement, the amounts forwarded to Videolocity are to be recouped through distributions from the joint venture and prior to Videolocity receiving cash distributions from the joint venture. Videolocity is entitled to distributions from the joint venture including technical transfer fees and licensing fees as follows: Videolocity International, Inc. shall receive (i)100% of all technical transfer fees (the mark up over cost and installation of equipment deployed) and the first 5% of the net licensing fees derived by the LLC in licensing the Intellectual Property Technology from the current version
1.0 of the Intellectual Property Technology and (ii) twenty-five percent (25%) of the technical transfer fees and the first 5% of the net licensing fees derived by the LLC in licensing version 2 of the intellectual property technology currently in development.


NOTE I - ACCRUED LIABILITIES

At July 31, 2006, accrued liabilities consisted of the following:


         Payroll, payroll taxes, and related amounts              $ 3,142,962
         Director and consultant compensation
                                                                      212,990
         Capital lease paid on Company's behalf  (Note K)
                                                                      474,261
         Other                                                         41,895
                                                                  -----------

                                                                  $ 3,872,108
                                                                  ===========

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE J - NOTES PAYABLE

At July 31, 2006 the Company has notes payable totaling $2,509,800 due to various individuals and companies including $125,000 to current related parties including Board of Directors and Management. Of the total, $370,000 is written at 12% simple interest, $1,294,800 is written at 8 percent simple interest and $845,000 has no stated interest rate. Interest has been imputed from the date of issuance on all non-interest bearing notes payable. Of the total notes payable $662,800 is convertible into common stock of the Company at the option of the debt holder in the following amounts: $167,800 is convertible at $1.00 per share, $60,000 is convertible at $0.72 per share, $10,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share, $15,000 is convertible at $0.12 per share and $80,000 is convertible at $0.04 per share. The notes payable have maturities as follows: $50,000 matured during August 2003, $25,000 matured during November 2003, $250,000 matures during December 2006, $1,034,800 matures during December 2007, $120,000 matures during January 2008, $535,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $320,000 is due on a schedule of $10,000 per week until paid in full using advances under the Company's Standby Equity Line (Note O) and $175,000 (original $215,000) is due on a set schedule of $5,000 per month until paid in full (noted below). Approximately $75,000 is past due as of July 31, 2006.

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

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $100,000 to current related parties. During the year ended October 31, 2004, the Company converted a total of $535,000 of notes payable under the UCC-1 into common stock of the Company including $135,000 to related parties. During the year ended October 31, 2005, the Company converted $100,000 and paid back $20,000, and during the nine months ended July 31, 2006, the Company has paid back $40,000 of notes payable under the UCC-1.

As of July 31, 2006 there remains a total of $805,000 of notes payable under the UCC-1. While obtaining extensions on $630,000 of the UCC-1 notes, the Company received a release from "any and all security interest in debtors intellectual properties and assets to include proceeds and products of collateral". The Company signed an agreement for the remaining $175,000 (originally $215,000) as noted below.

On February 6th, 2003 the Company received a formal notice of default regarding a $215,000 note payable under the UCC-1. During the year ended October 31, 2005, the Company received a demand notice on the $215,000 note payable. On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the $215,000 note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder. The Company has made all required payments to date including three payments totaling $15,000 during the quarter ended July 31, 2006.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE K  - LONG TERM OBLIGATIONS - CAPITAL LEASE

The Company has a capital lease agreement that included approximately $658,000 in equipment and approximately $357,000 in operating capital. The lease terms require approximately $26,000 in monthly payments over a 48 month term. The lease was guaranteed by an unrelated privately held Company. The privately held Company was granted 1,000,000 options to purchase common stock at $0.20 per share that expired February 4, 2006. Additionally, there was a clause that if the Company's outstanding shares surpassed 20,000,000 prior to February 4, 2006, the privately held Company would be granted additional options at the then current market price to purchase shares equal to 2.5 percent of the then outstanding shares of the Company. This clause also expired on February 4, 2006. Expense recognized for the period ended October 31, 2004 related to these options totaled $69,120. The equipment was recorded as equipment under capital leases. The Company has been unable to make the required payments on the lease and the guarantor has made approximately $474,000 in lease payments on behalf of the Company. The amounts paid on behalf of the Company have reduced the outstanding balance on the lease and have been recorded as accrued liabilities of the Company (Note I).


The following is a schedule by year of future minimum payments under long term obligations, together with the present value of the net payments as of July 31, 2006:
                                                        Cash
                                                       proceeds
                                                        from
                                         Equipment      Lease        Total
                                        ----------   ----------   ----------
    Through July 31, 2007               $  197,098   $  106,033   $  303,131
    Through July 31, 2008                  122,092       61,854      183,946
    Thereafter                                --           --           --
                                        ----------   ----------   ----------

Total minimum payments                     319,190      167,887      487,077

Less amount representing interest           24,383       11,599       35,982
                                        ----------   ----------   ----------

Present value of net minimum payments      294,807      156,288      451,095

Less current portion                       176,978       96,193      273,171
                                        ----------   ----------   ----------

Long-term portion                       $  117,829   $   60,095   $  177,924
                                        ==========   ==========   ==========


NOTE L - STOCK INCENTIVE PLANS

As of July 31, 2006, the Company has two share-based compensation plans and, in addition, has approved and issued stock outside the plans as described below.

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified key employees. The Company reserved 1,000,000 common shares that can be issued under the plan. Awards made under the plan are issued in units with each unit being convertible into one share of common stock at the option of the holder. The plan units vest, generally, over three years as specified in each individual grant. The individual units are issued with a strike price of $0.00. Accordingly, compensation expense is incurred by the Company over the vesting periods and is calculated using the stock price on the grant date times the number of shares vesting. Through July 31, 2006, the Company has granted 998,384 plan units of which 998,384 units have vested and have been exercised under the plan.

On March 26, 2002 the Company filed an additional stock option and stock award plan. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. Through July 31, 2006, the Company has granted and issued a total of 467,855 shares under the Plan.

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

Prior to February 1, 2006, we accounted for our stock option and incentive plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, compensation costs for stock options were measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

The Company adopted Statement of Financial Accounting Standards No. 123(R) as of February 1, 2006 which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. This Standard applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Under the Standard, the cumulative effect of initially applying the Statement, if any, is recognized as of the required effective date and requires that all public entities that used the fair-value-based method of either recognition or disclosure under Statement 123 apply this Statement using a modified version of prospective application. This transition method requires that compensation cost be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123. During March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") providing supplemental guidance for the implementation of Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R). We adopted Statement 123(R) using the modified prospective transition method. In accordance with that method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R). Share-based compensation expense recognized during 2006 under Statement 123(R) would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006 of which the Company had none, and
(b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The following amounts were recognized in our consolidated statement of operations for share-based compensation for the periods ended July 31:


                                     Three Months Ended        Nine Months Ended
                                          July 31,                 July 31,
                                  -----------------------   -----------------------
                                     2006         2005         2006         2005
                                  ----------   ----------   ----------   ----------
Compensation Cost:
 Stock options                    $     --     $    2,350   $   12,950   $   36,600
 Restricted stock                     16,625         --         16,625         --
                                  ----------   ----------   ----------   ----------

Total share based compensation
 expense                          $   16,625   $    2,350   $   29,575   $   36,600
                                  ==========   ==========   ==========   ==========


Compensation expense per share:   $     0.00   $     0.00   $     0.00   $     0.00

We did not receive cash from stock option exercises for the nine months ended July 31, 2006 and 2005. Statement 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the nine months ended July 31, 2006 included non-cash compensation expense related to stock options of $12,950 and non-cash compensation expense in the amount of $16,625 related to non-vested shares (restricted stock).

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Pro Forma Information under Statement 123

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plan for the three and nine months ended July 31, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing formula at date of grant and amortized to expense over the options' vesting periods.


                                                                                          Three Months        Nine Months
                                                                                              Ended              Ended
                                                                                          July 31, 2005       July 31, 2005
                                                                                          --------------     ---------------
     Net loss, as reported                                                                  $  (575,890)     $    (1,559,894)

     Add: stock based employee compensation expense included in reported net loss                 2,350              36,600
     Less: stock based employee compensation expense determined under fair value
       method, net of related tax effects                                                       (45,991)            (45,991)
                                                                                          --------------     ---------------


     Net loss, pro forma                                                                     $ (619,531)     $   (1,569,285)
                                                                                          ==============     ===============


     Loss per share (basic and diluted)

     As reported                                                                             $    (0.03)     $        (0.09)
     Pro forma                                                                                    (0.03)              (0.09)

Stock Option Valuation and Expense Information under Statement 123(R)

During the three months and nine months ended July 31, 2006 and 2005 we did not grant stock options. As such, we did not value stock options during those periods. All options granted previous to the Company's adoption of Statement 123(R) were 100 percent vested prior to the adoption of the Statement. In the future, if the Board of Directors grants additional stock options we plan to use the Black-Scholes-Merton option pricing model to determine the fair value of the options issued, which is an acceptable model in accordance with Statement 123(R). The Black-Scholes-Merton model requires the use of exercise data and the use of a number of behavior assumptions including the volatility of the stock price, the weighted average risk-free interest rate, dividend rate, and the weighted average expected life of the options.

Statement 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of Statement 123(R), we accounted for forfeitures as they occurred for the purposes of our pro forma information under Statement 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the quarter ended July 31 are set forth in the table below.


                                                                 July 31,       July 31,
                                                                   2006           2005
                                                                 ----------   --------------
      Weighted average fair value of options granted              $ 0.00            $0.00

      Dividend yield                                                 0.0%             0.0%
      Weighted average risk-free interest                            0.0%             0.0%
      Weighted average expected volatility                           0.0%             0.0%
      Weighted average expected life - employee                       -                -
      Weighted average expected life - non-employee director          -                -

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the period May 26, 2000 (inception) through July 31, 2006:


                                          Shares subject     Weighted-average
                                            to options        exercise price
                                          -------------        -----------
Outstanding at May 26, 2000
  (inception)                                     --           $        -
  Granted                                         --           $        -
  Exercised                                       --           $        -
  Forfeited                                       --           $        -
                                          -------------        -----------

Outstanding at October 31, 2000                   --           $        -
  Granted                                    490,833           $     1.13
  Exercised                                   (5,000)          $     1.00
  Forfeited                                       --           $        -
                                          -------------        -----------

Outstanding at October 31, 2001              485,833           $     1.14
  Granted                                    185,400           $     1.08
  Exercised                                  (36,684)          $     1.35
  Forfeited                                 (416,249)          $     1.01
                                          -------------        -----------

Outstanding at October 31, 2002              218,300           $     1.30
  Granted                                         --           $        -
  Exercised                                 (119,400)          $     1.45
  Forfeited                                   (4,200)          $     1.40
                                          -------------        -----------

Outstanding at October 31, 2003               94,700           $     1.04
  Granted                                  9,955,000           $     0.13
  Exercised                                 (770,000)          $     0.19
  Forfeited                                   (2,400)          $     1.50
                                          -------------        -----------

Outstanding at October 31, 2004            9,277,300           $     0.14
  Granted                                  2,020,000                 0.09
  Exercised                                  (48,800)                0.75
  Forfeited                                       --                    -
                                          -------------        -----------

Outstanding at October 31, 2005           11,248,500           $     0.12
  Granted                                         --                    -
  Exercised                                  (18,500)                0.70
  Forfeited                                       --                    -
                                          -------------        -----------

Outstanding at January 31, 2006           11,230,000           $     0.12
  Granted                                         --                    -
  Exercised                                       --                    -
  Forfeited                                       --                    -

                                          -------------        -----------

Outstanding at April 30, 2006             11,230,000           $     0.12
  Granted                                         --                    -
  Exercised                                       --                    -
  Forfeited                                 (30,000)               (0.30)
                                          -------------        -----------

Outstanding at July 31, 2006              11,200,000           $     0.08


Exercisable at  July 31, 2006             11,200,000           $     0.12

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                  Weighted Average            Weighted Average
        Range of Exercise                   Number             Remaining Contractual             Exercise Price
            Prices                Outstanding / Exercisable          Life (Years)          Outstanding / Exercisable
        -----------------        -------------------------     ---------------------        -------------------------

         $0.00 to 0.10               2,000,000 / 2,000,000              8.59                     $0.09 / $0.09
         $0.11 to 0.20               9,200,000 / 9,200,000              7.35                     $0.13 / $0.13
                                 -------------  ------------            ----                   -------  --------
                                    11,200,000 /11,200,000              7.57                     $0.12 / $0.12

The Company's aggregate intrinsic value of stock options represents the difference between the closing stock price on July 31, 2006 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on July 31, 2006. Accordingly, the intrinsic value of options at July 31, 2006 is $0.00 because the Company does not have any in the money options as of that date.
In the three months ended July 31, 2006, 30,000 of vested options to purchase shares with a weighted average exercise price of $0.30 expired. The remaining outstanding share options expire in 2013 though 2015.

Non-Vested Shares (Restricted Stock)

Certain officers, directors and key employees have been awarded non-vested shares (restricted stock). Vesting applicable to non-vested shares (restricted stock) lapse based either on performance or service standards as determined by the Board of Directors. During the three months ended April 30, 2005 as an incentive and to retain key individuals, the Board of Directors approved 2,000,000 shares to be issued in restricted stock to officers of the Company to be issued when administratively possible. As of July 31, 2006 the 2,000,000 shares of restricted stock have not been issued, however the Company has recorded an accrued liability for the expense incurred during the vesting period. Additionally, during June 2006 the Board of Directors approved a total of 6,650,000 shares of restricted stock that vests quarterly through the second quarter of 2007 (March 2007) to retain certain key individuals.

The fair value of the non-vested shares is equal to the fair market value on the date of grant and is amortized ratably over the vesting period. The fair value of the restricted stock is currently being amortized ratably over the specific vesting period.

A summary of the status of non-vested shares (restricted stock) and changes as of July 31, 2006 is set forth below:

                                                                    Weighted
                                                                     Average
                                                     Non-vested    Grant-date
                                                       Shares      Fair Value
                                                     ---------   ------------
Non-vested shares outstanding, beginning of period        --     $        --
Granted                                              6,650,000           0.01
Vested                                               1,662,500           0.01
Forfeited/canceled                                        --              --
                                                     ---------   ------------
Non-vested shares outstanding, end of period         4,987,500   $       0.01
                                                     =========   ============

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Unrecognized Compensation Expense

As of July 31, 2006 unrecorded compensation costs related to awards issued under the Company's various share-based compensation arrangements are as follows:

                                                                                      Weighted
                                                                                       average
                                                                                     recognition
                                                                       July 31,         period
                                                                         2006          (months)
                                                                      ------------   ------------
     Unrecognized compensation cost:
     Stock options, net of expected forfeitures                        $      --            -
     Non-vested shares (restricted stock) -- time based vesting           49,875          0.67
                                                                      ------------

     Total unrecognized compensation cost                              $  49,875


NOTE M - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was approximately $57,000 for the three months and approximately $274,000 for the nine months ended July 31, 2006.

As of July 31, 2006, the Company had net operating loss carryforwards for tax reporting purposes of approximately $10,500,000 expiring through 2026.

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

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE

During May 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Pursuant to the terms of the funding agreement with Cornell Capital, Videolocity had the right, but not the obligation, to require Cornell Capital to purchase shares of the company's common stock in amounts up to $350,000 per drawdown and up to $1 million per month to a maximum of $20 million over the 24 months following the effective date. The equity drawdowns are entirely at Videolocity's discretion and the agreement does not require minimum drawdowns. The effective date of the agreement is the date that the Securities and Exchange Commission first declared a registration statement effective registering the resale of the securities. The drawdowns were subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The Company filed an SB-2 on July 9, 2004 to register 19,314,099 shares of common stock and the SB-2 was declared effective by the Securities and Exchange Commission on July 22, 2004. As of July 31, 2006, the Company has issued 140,746 shares to Cornell and received $38,000 under the agreement.

As consideration for Cornell to enter into the agreement, the Company issued a $390,000, 5% convertible debenture. The principal and interest are due during May 2007. At the Company's option, the principal and interest due can be repaid or converted to common stock at a rate of 250% of the current closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P. or 100% of the lowest closing bid price of the Company's common stock for the three trading days immediately preceding the conversion date. At the holder's option, they may convert to the Company's stock until paid in full. The Company may redeem all or a portion of the outstanding principal at a redemption price of 120% multiplied by the portion of the principal sum being redeemed plus any accrued and unpaid interest. Through July 31, 2006, Cornell has converted $70,000 of the debenture balance into 3,521,680 shares of the Company's common stock. The balance of the compensation debenture as of July 31, 2006 totals $320,000.

The Company placed 10,000,000 of the registered shares into escrow to facilitate drawdowns and the repayment of a $400,000 loan due to Cornell Capital Partners LP (Note J) and through July 31, 2006 has issued 6,330,100 shares under the Standby Equity Distribution Agreement using the proceeds to repay $330,000 of the loan. The balance of the loan at July 31, 2006 totals $70,000. The Company placed another 5,000,000 of the registered shares into escrow to facilitate repayment of a second loan totaling $250,000. The repayment of this loan begins subsequent to the completion of payments under the first loan. The Company has not issued any shares in repayment of the second loan. Those shares not issued under drawdowns or as repayment on the loan will be returned to the Company. As of July 31, 2006, the Company has 8,669,900 shares that remain in escrow. The shares held in escrow are not included in the Company's outstanding shares (15,000,000 held in escrow less 6,330,100 shares issued).

NOTE P - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of July 31, 2006 the Company has 8% notes payable to current directors, and officers totaling $125,000. The Company has accounts payable totaling approximately $47,000 due to a former director at July 31, 2006. As of July 31, 2006 executive officers and directors of the Company own approximately 5% of the outstanding stock.

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

NOTE R - SUBSEQUENT EVENTS

During August 20006 we received a formal demand letter from Cornell Capital regarding repayment of the two notes payable originally totaling $650,000 with a remaining balance of $320,000. The demand letter and subsequent correspondence demanded repayment of the notes on or before September 8, 2006. We have been in conversations with Cornell regarding setting up a new payment schedule to resolve this demand.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On September 8, 2006 we mailed a formal default notification to E Oliver Capital Group LLC because of its failure to contribute funds and make cash payments to Videolocity as required under the Operating Agreement. We have demanded the immediate withdrawl by E Oliver Capital Group LLC from EOCG Media LLC as well as the immediate reassignment of all rights to the Intellectual Property Technology, which includes the DESTM and related services, trade secrets, patents, copyrights; and any other intellectual property rights including High Speed Internet Access together with digital streaming video technology, existing license agreements and agreements for Video-on-Demand programming for DESTM previously assigned by Videolocity pursuant to the Operating Agreement and/or Joint Venture Agreements between the companies.

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

During May 2004 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Under the equity distribution agreement, Videolocity had the right, but not the obligation, to require Cornell Capital to purchase shares of Videolocity common stock up to a maximum amount of $20 million over a 24-month period. There is no minimum draw down although we could draw-down up to four times per month at a maximum $350,000 per draw and a maximum of $1 million per month. The draw-downs were subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The registration statement was declared effective by the Securities and Exchange Commission on July 22, 2004. The 24-month term commenced on the effective date of the registration statement. The purchase price of the shares were 98% of the lowest closing bid price of our common stock during the five consecutive trading days immediately following receipt of notice of our intent to make a draw. From the effective date through July 31, 2006, the Company has issued 140,746 shares to Cornell and received $38,000 under the agreement.

Videolocity has two outstanding loans and a convertible debenture with Cornell Capital Partners and under the terms of repayment, Cornell or its assignees have the option to convert a portion of the loan and the debenture into registered stock and may sell that stock into the market. Although, Videolocity has only drawn a total of $38,000 from the Standby Equity Distribution Agreement, as a result of the stock received on conversion of the outstanding loans and convertible debenture, Videolocity has been subject to an abundance of selling pressure in the market.

Joint Venture

On December 1, 2005, we entered into an operating agreement with E. Oliver Capital Group LLC toward the formation of a joint venture between Videolocity International, Inc. and E. Oliver Capital Group LLC. EOCG Media LLC was formed as a Delaware limited liability company and is the parent company of EOCG Media Ltd., a British Virgin Islands corporation. Under the agreement Videolocity assigned to EOCG Media LLC the U.S. patent rights to the DES and assigned EOCG Media Ltd. the patent rights to DES in the rest of the World. The finalization of the agreement was contingent on shareholder approval and Videolocity obtaining extensions of outstanding notes payable. Toward that goal, Videolocity forwarded a proposal to certain shareholders and pursued extensions with the holders of all notes payable. We did not solicit proxies and submitted the proposal to shareholders holding at least a majority of the outstanding shares of the Company. Through May 30, 2006, we received written consent from shareholders representing a majority of the outstanding stock of the Company approving the agreement. Additionally, we reached extensions on notes payable totaling approximately $1,406,000 and have worked out a payment schedule on an additional $215,000 of notes payable.

Under the agreement E. Oliver Capital Group was required to advance to Videolocity the funds necessary to maintain corporate functions of Videolocity including SEC reporting, legal, audit, public relations, investor relations, and general business based on the budgets provided by Videolocity. Under the agreement, the amounts forwarded to Videolocity were to be recouped through revenue distributions from the joint venture and prior to Videolocity receiving cash distributions from the joint venture. Videolocity would be entitled to distributions from the joint venture including technical transfer fees and licensing fees as follows: Videolocity shall receive (i) 100% of all technical transfer fees (the mark up over cost and installation of equipment deployed) and the first 5% of the net licensing fees derived by the LLC in licensing the Intellectual Property Technology from the current version 1.0 of the
Intellectual Property Technology and (ii) twenty-five percent (25%) of the technical transfer fees and the first 5% of the net licensing fees derived by the LLC in licensing version 2.0 of the intellectual property technology currently in development. Additionally, under the agreement Capital Group LLC was required to "contribute from time to time such funds as necessary to operate and deploy the E. Oliver intellectual property technology including necessary salaries and other operating expenses and capital expenditures of the LLC".

On September 8, 2006 we mailed a formal default notification to E Oliver Capital Group LLC because of E. Oliver Capital Group LLC's continued failure to"contribute from time to time such funds as necessary to operate and deploy the intellectual property technology, including necessary salaries and other operating expenses and capital expenditures of the LLC" and its failure to make its obligatory cash payments to Videolocity as required under the Operating Agreement. Videolocity's letter gave notice of the default and under the terms of the Agreement demanded the immediate withdrawl by E Oliver Capital Group LLC from EOCG Media LLC as well as the immediate reassignment of all rights to the Intellectual Property Technology, which includes the DESTM and related services, trade secrets, patents, copyrights; and any other intellectual property rights including High Speed Internet Access together with digital streaming video technology, existing license agreements and agreements for Video-on-Demand programming for DESTM previously assigned by Videolocity pursuant to the Operating Agreement and/or Joint Venture Agreements. We have given E. Oliver Capital Group ten days to complete the reassignment and to withdraw from EOCG Media LLC. The Agreement does not give any cure time and if these items are not completed within ten days we will pursue all other appropriate legal actions to resolve this matter to the benefit of Videolocity.

New Opportunities

We are currently evaluating several financing sources to continue to bring the Videolocity DES product to market. We have identified and had discussions with another funding entity that is interested in forming a joint venture similar in structure to the agreement that Videolocity previously entered with E. Oliver Capital Group. Discussions initially have been focused on funding amounts and structure, as well as, residual revenues and technology transfer fees that will be due to Videolocity under such an agreement. As we already have had considerable contact with several potential strategic partners in the Caribbean marketplace, we have aligned with the Caribbean Hotel Association ("CHA"), that represents 35 national hotel associations and over 1,000 member hotels. In 2005, the CHA represented over 125,476 of the approximate 252,000 hotel rooms throughout the Caribbean and serviced a total of 5.27 million unique visitors. Many of the Caribbean hotels are comprised of less than 100 rooms that make them an ideal candidate for the DES, a low-cost alternative to the incumbent systems. The DES may be deployed at a fraction of the cost of competitive systems and provides a software based, up-gradable alternative for future growth and additional revenue applications.

Videolocity has minimized its staffing requirements and general business expenses until we have finalized agreements with funding sources. Videolocity is operating more efficiently, with fewer full time employees, although several key employees remain. Videolocity will continue to explore additional technological development and market opportunities.


Liquidity and Capital Resources

During the three months ended July 31, 2006, our total current assets increased approximately $19,000 and total assets increased approximately $12,000 from approximately $596,000 to approximately $608,000. The increase in current assets during the quarter is primarily due to the increase of cash of approximately $19,000. The cash inflow was from cash received as deferred revenue through our joint venture agreement. We have minimized all corporate activities and operations until we have finalized agreements with new funding sources.

During the nine months ended July 31, 2006, our total current assets decreased approximately $3,000 primarily from an increase in cash of approximately $21,000 received from our joint venture, which was offset by a decrease in other assets of approximately $23,000, primarily consisting of prepaid expenses. We have received approximately $357,000 from our joint venture during the nine months ended July 31, 2006, which was used to maintain our operations until the joint venture started deploying the DES technology product into the market. During the nine months ended July 31, 2006, total assets decreased approximately $52,000, primarily due to maintaining operations including a decrease in other assets of approximately $23,000, which primarily consisted of prepaid expenses, a decrease in property and equipment approximately $49,000 from depreciation expenses, offset by an increase in cash of approximately $22,000.

During the three months ended July 31, 2006, total current liabilities increased from approximately $5,974,000 to approximately $6,212,000, an approximate
$238,000 increase. There are several factors that contributed to this net increase in current liabilities during the period. The most significant was an increase in accrued liabilities totaling approximately $120,000, primarily from officers not being paid all of their salary and officers not taking salary during the period, combined with an accrual to account for an additional liability for payments made on our behalf on our lease by our third party guarantor. Deferred revenue also increased by approximately $83,000 and accrued interest payable increased approximately $33,000 during the period. Deferred revenues were advances received from a joint venture on future revenues from the joint venture's use of our technology.

During the nine months ended July 31, 2006, total current liabilities decreased from approximately $7,024,000 to approximately $6,212,000, an approximate
$812,000 decrease. There are several factors that contributed to this net decrease in current liabilities during the period including a transfer of approximately $1,585,000 in notes payable to long term notes payable from certain note holders signing extension agreements on their notes payable. This was offset by approximately $422,000 increase in accrued liabilities primarily from officers not being paid all of their salary and/or officers not taking salary during the period, combined with an accrual to record an additional liability for payments made on our behalf on our lease by our third party guarantor totaling. Deferred revenue also increased approximately 274,000 and accrued interest payable increased approximately $123,000 during the period. Deferred revenues are advances received from a joint venture on future revenues from the joint venture's use of our technology.

Results of Operations

To date, we have been primarily a development stage company and have realized revenues from one installation of our technologies. We formed a joint venture that was actively marketing the Videolocity DES. During the three months ended July 31, 2006 we did not realize revenues from our previously installed system as the system has not been reactivated since the hotel underwent a major renovation. The system was shut down in the final phase of the renovation. We have worked with hotel management to determine a resolution to reinstall the DES or remove it and relocate it into another property and have also consulted with legal counsel to determine a path to resolution. No formal action has taken place to date.

For the three months ended July 31, 2006, operational expenses decreased approximately $400,000 overall, or approximately seventy-nine percent, as compared to the three months ended July 31, 2005. This is attributed primarily to a strong effort to minimize all expenses possible until we have secured additional funding and can continue with our business plan and normal operations. The overall decrease for the three months is primarily made up of a decrease in salaries and other payroll expenses of approximately $94,000, or fifty four percent. Payroll expenses were decreased substantially as compared to the prior period as a direct result of fewer employees until the additional funding is formalized. We had decreases in most operational expenses during the three months ended July 31, 2006 as compared to the similar period in the prior year including, technology development consulting of approximately $26,000, depreciation of approximately $29,000, professional fees and consultants of approximately $22,000, travel and conventions of approximately $8,000, due to not having the operating capital to conduct certain of those activities. The largest decrease totaling approximately $190,000 was in Director compensation through the stock plan. We also had decreases in rent and utilities of approximately $16,000 due to moving into shared office space. During the three months ended July 31, 2006, non-operating expenses decreased approximately $46,000 as compared to the three months ended July 31, 2005 primarily resulting from the decrease of interest expense.

For the nine months ended July 31, 2006, operational expenses decreased approximately $862,000, or approximately 63 percent, as compared to the nine months ended July 31, 2005. This is attributed primarily to a decrease in salaries and other payroll expenses of approximately $427,000 as well as decreases in most operational expenses during the period. Payroll expenses were decreased substantially as compared to the prior period as a direct result of the reduction of employees. We had decreases in most operational expenses as a result of not having the operating capital to conduct certain activities including technology development expenses of approximately $87,000, travel and conventions of approximately $24,000. Other decreases in operational expenses included rent and utilities of approximately $28,000 due to now sharing office space, depreciation expense of approximately $58,000, other expenses of approximately $35,000 and professional fees and consultants of approximately $14,000. During the nine months ended July 31, 2006, non-operating expenses decreased approximately $14,000 as compared to the nine months ended July 31, 2005 primarily resulting from recording of an expense for stock options of approximately $19,000 in the three months ended July 31, 2005.

Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.

Net Operating Loss

As of July 31, 2006, we have, together with our subsidiaries, accumulated a net operating loss carryforward of approximately $10,500,000, with an operating loss tax benefit of approximately $3,913,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the realization of the future tax benefit cannot be established. The net operating loss will expire through 2026.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended July 31, 2006, we issued an aggregate of 2,167,778 shares of common stock, 666,667 of which were registered shares under the Company's Form SB-2 registration statement toward an agreement for the conversion of a compensation debenture.

We also issued 1,111,111 shares of restricted common stock pursuant to a conversion of a compensation debenture and as per the exemption as provided by
Section 3(a)(9) of the Securities Act of 1933. Additionally, we issued 390,000 shares of unregistered common stock as compensation for extensions of notes payable.

Subsequent to July 31, 2006 and to date, we have issued 1,432,800 shares as compensation for extensions of notes payable. These shares and the 390,000 shares issued during the third quarter were issued in private, isolated transactions pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. We accrued an expense during the timeframe that the extensions were signed and have now issued the stock.

Item 3. Defaults Upon Senior Securities

During August we received a formal demand letter from Cornell Capital regarding repayment of the two notes payable originally totaling $650,000 with a remaining balance of $320,000. The demand letter and subsequent correspondence demanded repayment of the notes on or before September 8, 2006. We have been in conversations with Cornell regarding setting up a new payment schedule to resolve this demand.

On  February  6, 2003 we  received  a formal  notice of default  from  ISOZ,  LC regarding our $215,000 in notes payable to ISOZ, LC. On March 29, 2005 the Company received a demand letter regarding the $215,000 in notes payable to ISOZ, LC. On October 19, 2005, the Company's attorney received notification that a default judgment was filed with the third district court on June 21, 2005 totaling approximately $318,000 including principal, accrued interest, and legal fees, together with interest from that date until paid in full regarding the note payable. Prior to October 19, 2005 the Company was unaware of the judgment and did not have knowledge that a complaint had been filed because the Company had not been served. Accordingly, being unaware of the complaint the Company did not respond. On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect upon the judgment during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the judgment and note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder. To date, the Company has made all required payments under the agreement totaling $45,000.

Also, during the quarter ended July 31, 2005, the Company received a default notice on our lease payable. Currently, the guarantor of the lease has taken over the payments on the lease and has made payments totaling approximately $474,000 which have been recorded in accrued liabilities.

Our notes payable have maturities or have been extended as follows: $50,000 matured during August 2003, $25,000 matured during November 2003, $250,000 matures during December 2006, $1,034,800 matures during December 2007, $120,000 matures during January 2008, $535,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding,, $320,000 is due on a schedule of $10,000 per week until paid in full using advances under the Company's Standby Equity Line and $175,000 (originally $215,000) is due on a set schedule of $5,000 per month until paid in full. Approximately $75,000 is currently past due. We are actively pursuing extensions and/or conversions on the notes payable.

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

                         VIDEOLOCITY INTERNATIONAL, INC.





BY:  /S/  ROBERT E. HOLT
     ------------------------------------
          ROBERT E. HOLT
          President and Director
          Date:  September 19, 2006



BY:  /S/  CORTNEY TAYLOR
     ------------------------------------
          CORTNEY TAYLOR
          Chief Financial Officer
          (Principal accounting Officer)
          Date: September 19, 2006