Form 10KSB
period 2006-10-31
VIDEOLOCITY INTERNATIONAL INC
filed 2007-02-13
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended October 31, 2006

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

                  5532 Lillehammer Lane, Park City, Utah 84098
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

State the issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $187,194 ($0.0085 per share on February 9, 2007 and 22,022,873 shares held by non-affiliates).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding as of February 9, 2007
-----------------------------                 ----------------------------------
Common Stock, $.001 par value                              29,390,610


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format.   Yes [ ]      No [X]


                         VIDEOLOCITY INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                     PART I

Item 1.       Description of Business........................................................       3

Item 2.       Description of Property........................................................      17

Item 3.       Legal Proceedings..............................................................      17

Item 4.       Submission of Matter to a Vote of Security Holders.............................      17

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.......................      18

Item 6.       Management's Discussion and Analysis or Plan of Operation......................      20

Item 7.       Financial Statements...........................................................      25

Item 8.       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure......................................      25

Item 8A.      Controls and Procedures........................................................      26

Item 8B.      Other Information..............................................................      26

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons and Corporate;
                 Governance; Compliance with Section 16(a) of the Exchange Act...............      26


Item 10.      Executive Compensation.........................................................      29

Item 11.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................................      31

Item 12.      Certain Relationships and Related Transactions and Director Independence.......      32

Item 13.      Exhibits.......................................................................      33

Item 14.      Principal Accountant Fees and Services.........................................      35

              Signatures.....................................................................      37

                                                  -2-

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

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

         o our ability to fully develop and successfully market new products;
         o our ability to meet our cash and working capital needs;
         o our ability to maintain our corporate  existence as a viable  entity;
           and
         o other risks detailed in our periodic report filings with the SEC.

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

General

We are a technology company that is committed to continued development and marketing of innovative, high quality, cost effective systems to build future ongoing revenue streams. We are currently, and intend to remain a technology company.

Over the past few years, we have been focused on the development of proprietary technologies that reduce bandwidth requirements for numerous applications of digital content. From our inception through the sale and assignment of the technologies that we developed into a joint venture during the first quarter of fiscal year 2006 we were focused on the acquisition and development of those technologies.

The technologies we developed formed the basis for what was our first product to market, the Videolocity Digital Entertainment System. That system is a complete digital entertainment system that uses technologies that we developed to deliver video on demand to televisions, computers and mobile devices by using a variable bit rate encoding solution that will allow for streaming anywhere between 40Kbps and 1.5Mbps depending on the end user device. The streaming video may be delivered over a variety of wireless and wired line network architectures. In addition to video content viewing, the system is capable of providing high-speed Internet access, digital music on demand, games, full Web surfing and a variety of e-commerce applications as well as customer specific informational and educational content. The system can be deployed in closed network environments such as hotels, timeshare condominiums, hospitals, and assisted living facilities, or over wide area networks serving intelligent communities, residences and personal digital assistants (PDAs). The system is currently available using Wireless 802.11(Wi-Fi), 802.16 (WiMAX), Fiber, Satellite, Ethernet or DSL network architectures. The System uses a Linux operating system in a stand-alone set top box. We developed the system to be flexible, highly customizable, with fully scalable delivery platforms combined with advanced embedded software applications which allows for full remote system upgrades and easy updates of content and/or system enhancements. The system permits viewers to select from an extensive library of movie titles, informational/educational content and view their selections on their television screens, lap top computers or PDAs. Content is owned by third parties, such as movie studios, and is paid for based upon a set fee for each use by the end customer. All content is protected through the encryption and encoding process that we developed, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast. We developed a user interface and content offering specifically to each market segment and to each customer within that market segment. We also developed our overall delivery system, the design, hardware components and software applications to remain identical, or only slightly modified to accommodate larger user bases and/or infrastructures. This gives users the ability to customize the feature settings and tailor the local content offering to the specific audiences for each market segment.

Although the Company has developed a variety of technologies and applications it continues to struggle with the requirements to commercialize the products and applications derived from the technologies based on the inability to close the required funding for the continued testing, integration, manufacturing and deployment. The continued cost of maintaining the public company continues to be a financial burden. The efforts of management are dominated by the constant requirements of preparing and filing the quarterly and annual SEC requirements and continued search for capital.

Significant Events During year

     Joint Venture and subsequent sale of technologies
     -------------------------------------------------

On December 1, 2005, the Company entered into an operating agreement with E. Oliver Capital Group LLC toward the formation of a joint venture between Videolocity International, Inc. and E. Oliver Capital Group LLC.

The finalization of the agreement was contingent on shareholder approval to assign our technology and enter the joint venture. The other contingency was that E. Oliver Capital Group LLC wanted us to obtain extensions of all or substantially all of the outstanding notes payable. Toward that goal, we forwarded a proposal to certain shareholders and had discussions with the holders of all notes payable. We did not solicit proxies and submitted the proposal to shareholders holding at least a majority of the outstanding shares of the company. We received approval from a majority of the voting shares regarding the proposal. Notes payable, at the time, totaled approximately $2,550,000. We received extensions totaling approximately $1,405,000 and reached a payback agreement on an additional $215,000. With Shareholder approval and a significant amount of the notes payable extended we entered the agreement.

Terms of the JV operating agreement were as follows:

     1) Officers. Robert Holt shall be the Chief Executive Officer of the LLC. The Manager, if he deems it appropriate, may appoint other officers for the LLC. Any officers of the LLC shall consist of such officers or agents as may be determined from time to time by the Manager. The officers shall act in the name of the LLC and shall supervise its operation under the direction and management of the Manager and shall hold office at the pleasure of the Manager.

     2) Videolocity International, Inc. Videolocity International, Inc. shall contribute, transfer and irrevocably assign to the LLC all of its intellectual property technology ("Intellectual Property Technology") which shall include (i) its Videolocity Digital Entertainment System (DES tm) and related services, trade secrets, patents, copyrights and any other intellectual property rights, including High Speed Internet Access together with digital streaming video technology, and (ii) its existing license agreements and agreements for Video-On-Demand programming for the DES tm, including digital movie titles, other content and entertainment (including music and gaming content). The LLC shall continue developing and licensing the Intellectual Property Technology, including the current license to E Oliver Capital Group LLC.

     3) E Oliver Capital Group LLC. E Oliver Capital Group LLC shall contribute from time to time such funds as are necessary to operate and deploy the intellectual property technology, including necessary salaries and other operating expenses and capital expenditures of the LLC. Upon the execution of this Agreement, E Oliver Capital Group LLC will advance Videolocity International, Inc. the aggregate sum required for
         Videolocity to maintain all corporate functions including SEC reporting, legal, audit, public relations, investor relations and
         general   business  based  on  the  budgets   provided  by  Videolocity
         International, Inc. In addition, if distributions by the LLC to Videolocity International, Inc. are not sufficient to fund the costs of maintaining a CFO of Videolocity International, Inc. through December 31, 2007, E Oliver Capital Group LLC from time to time will advance Videolocity International, Inc. such amounts as are necessary to fund the costs of maintaining such CFO. All amounts advanced by E Oliver Capital Group LLC to Videolocity International, Inc. will be recouped from distributions by the LLC to Videolocity International, Inc. via license fees and residual revenues.

     4) Videolocity International, Inc. shall receive (i) all technical transfer fees (the mark up over cost and installation of equipment deployed) and the first 5% of the net licensing fees derived by the LLC in licensing the Intellectual Property Technology from the current version 1 of the Intellectual Property Technology and (ii) twenty-five percent (25%) of the technical transfer fees and the first 5% of the net licensing fees derived by the LLC in licensing version 2 of the intellectual property technology currently in development. E Oliver Capital Group LLC is advancing Videolocity International, Inc. the aggregate sum and may advance additional amounts to Videolocity International, Inc., all of which will be first recouped from distributions by the LLC to Videolocity International, Inc. prior to Videolocity International, Inc. receiving payment of distributions. 5) E Oliver Capital Group LLC shall receive any remaining revenues of the LLC from the development and licensing of the Intellectual Property Technology.

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

On September 8, 2006 we delivered a formal default notification to E Oliver Capital Group LLC because of its failure to contribute funds and make cash advances to Videolocity as required under the Operating Agreement. On September 22, 2006 the demand was made from our attorneys for the immediate withdrawal of E Oliver Capital Group LLC from the joint venture (EOCG Media LLC) as well as the immediate reassignment of all rights to the Intellectual Property Technology, which included the DES tm and related services, trade secrets, patents, copyrights; and any other intellectual property rights including High Speed Internet Access together with digital streaming video technology, existing license agreements and agreements for Video-on-Demand programming for DES tm previously assigned by Videolocity pursuant to the Operating Agreement and/or Joint Venture Agreements.

After weeks of negotiations, and upon the advice of legal counsel, to avoid what counsel perceived could be a lengthy (up to five years) and costly legal battle, which Videolocity potentially could not survive, on October 10, 2006 we reached a compromise agreement with E. Oliver Capital Group LLC. The agreement consisted of Videolocity purchasing all of the Intellectual Property Technology originally transferred to the joint venture; and any other intellectual property rights including High Speed Internet Access together with digital streaming video technology, existing license agreements and agreements for Video-on-Demand programming. The agreement required the transfer, sale, assignment, and conveyance to Videolocity all of the right, title and interest to the Intellectual Property Technology.

Under the agreement, we paid $150,000, which was rationalized because EOCG Media had provided for the further development of the intellectual properties throughout the year. Additionally, under the agreement we granted a non-exclusive worldwide license to the Intellectual Property and an exclusive license in certain territories within the Caribbean for a term of five years. The agreement also provided that with respect to the exclusive licensed territory in which E. Oliver Capital Group LLC does not secure an agreement to provide the intellectual property technology to an end-user within the exclusive licensed territory, the term of the exclusive license for that exclusive licensed territory shall terminate two years from October 10, 2006. The agreement also stated that Videolocity does not assume, or otherwise become responsible for any liabilities, obligations or expenses of E. Oliver Capital Group LLC during their ownership of the Intellectual Property and released each party to the agreement from any and all claims presently known or unknown at the time of the agreement.

When E. Oliver Capital Group LLC stopped making its required payments under the operating agreement, we did not have the necessary operating capital to continue operating the business which required that management and the Board of Directors explore a number of funding alternatives in order to keep the Company an operating entity. We borrowed the $150,000 that we used to repurchase the assigned technology, on a short-term basis, from the principle of EMCI LLC
(EMCI), a private equity firm out of Weston, Florida, with our CEO personally guaranteeing that borrowed cash. We had previous knowledge and associations with EMCI and EMCI was educated in the market opportunities of the intellectual properties and as such decided to assist in the further development and commercialization of the final products.

During September, in discussions with funding alternatives, the Company had discussions with EMCI regarding the formation of a joint venture when the technology was recovered. EMCI provided the funds required to repurchase the intellectual properties in addition to providing the resources for Videolocity to secure legal counsel. Further discussions were held regarding the formation of a joint venture however, due to certain collateral requirements of EMCI to assist in the further deployment and commercialization of the intellectual properties, Videolocity's Board of Directors was left with little choice but to consider the sale of certain of its assets.

As of October 31, 2006 the $150,000 paid for the technology is reported in our financial statements as an asset "technology" and the amount borrowed is included within accounts payable reflecting the short-term nature and the reality that at that time a note had not been signed as our CEO had provided a personal guarantee. Subsequent to year end, management and the Board of Directors were unable to find other suitable funding to keep the company an operating entity other than an offer to purchase the technologies that had been reassigned. We did not have the operational capital to keep the Company an operating entity at that point in time. On December 11, 2006 the Board of Directors approved the sale of the technology that the Company had repurchased during October. The sales price was set at $18,719,000 using a valuation of the technology's value when combined with a certain amount of operational capital.

The purchase price is payable to the Company based on the following schedule and use of the technology assets: (i) twenty-five percent (25%) of the technical transfer fees and the first 10% of the net licensing fees derived by Purchaser in licensing of the Assets currently in development or any subsequent version thereof; (ii) ten percent 10% of the net revenues derived by Purchaser's deployment of any of the technologies beginning one year after effective date of the agreement; (iii) ten percent (10%) of the net revenues from all other products or services that uses a portion or all of the Intellectual Property Technology. Further, until the purchase price is paid in full the Company holds preferred shares of the Purchaser and retains an option to convert the remaining balance of the Purchase Price to equity in Purchaser's company at fair market value not to exceed five percent (5%) of purchaser's company. The purchaser is required to remit $30,000 per month to maintain our operations until the monthly installments generated through the purchaser's use of the technology is greater than $30,000 per month.

In the event than the actual monthly revenues from the purchased use of the technology becomes greater than $30,000 the required installment will follow the sales price payable formula. Further, the Company is granted a non-exclusive right to use the intellectual properties to pursue any form of legal business to include the initial plan to deploy the products into the hospitality and residential markets. EMCI formed a company to begin marketing the digital entertainment system and other uses of the technology. EMCI named our CEO and the principle of EMCI as co-managers of that Company. Subsequently, our interim CFO was named CFO of that entity. Although EMCI's financial partners objected to the dual roles that the CEO and CFO would hold in Videolocity and that entity the principles of both EMCI and the executive management of Videolocity believed it to be a requirement to protect each company's interests and subsequently both the CEO and CFO were authorized to perform the respective functions for both companies. The CEO and CFO have deferred their salaries for Videolocity for long periods of time and in the future will be compensated independently by both companies. Both the CEO and CFO will be non controlling equity members of the new company started by EMCI.

Additionally, we have retained the rights to use the intellectual properties and any future enhancements thereof for the purpose of pursuing any and all legal forms of business. These rights will allow us to pursue existing business opportunities and in the event that we generate revenues from the use of the intellectual properties we will remit a licensing fee back to the company that was formed by EMCI that now holds the rights to the intellectual properties. The terms of these rights include the right to a non-exclusive license for the business pursuit of Videolocity. In the event that we use any of the technologies that are covered by the sale agreement, we agree to pay the purchaser on a per unit, lump sum, or other mutually agreeable basis at a mutually agreed upon rate not to exceed the then usual and customary rate applicable to such products at that time. However, in no circumstance will the amount be greater than rates that the purchaser would have to pay seller under terms of the agreement.

Historical Information and Business Developments

We originally organized as a Nevada corporation on November 5, 1985 as Pine View Technologies, Inc. and in 1987, we completed a public offering of our common stock. In December 2000, we changed our name to Videolocity International, Inc. For accounting purposes, our Company is considered a development stage company as its activities have principally been related to market analysis, capital raising, development and other business planning activities and as such the Company has recorded minimal revenue from its planned principal operations.

     Standby Equity Distribution Agreement
     -------------------------------------

During May 2004 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP a New Jersey-based domestic investment fund. Under the equity distribution agreement, we had the right, but not the obligation, to require Cornell Capital to purchase shares of our common stock up to a maximum amount of $20 million over a 24-month period. There was no minimum draw down although we could draw down up to four times per month at a maximum $350,000 per draw and a maximum of $1 million per month. The draw downs were subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The 24-month term commenced on the effective date of the registration statement. The registration statement was declared effective by the Securities and Exchange Commission on July 22, 2004.

The purchase price of the shares was 98% of the lowest closing bid price of our common stock during the five consecutive trading days immediately following receipt of notice of our intent to make a draw. We anticipated that this agreement would provide us with adequate working capital through its expiration during July 2006.

We have two outstanding loans and a convertible debenture with Cornell Capital Partners and under the terms of repayment, Cornell or its assignees have the option to convert amounts from the loan and the debenture into registered stock and may sell that stock into the market. Although, we have only drawn a total of $38,000 from the Standby Equity Distribution Agreement, as a result of the stock received on conversion of the outstanding loans and convertible debenture, there is a sizable block of our shares that may be sold into the public market.

     UCC-1 and Secured Notes
     -----------------------

On July 30, 2001 our Board of Directors authorized the borrowing of $750,000 in 60 day secured notes bearing 8% simple interest. The notes were secured by an assignment and collateral pledge of 100% of the outstanding stock of our subsidiary, Videolocity Technologies, Inc. (5 million shares), which held our Patent Applications. On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000, as security, in exchange for an extension of maturity dates on the notes payable to September 2002. The filing included the original $750,000 together with $300,000 due to WAJ Enterprises LLC, and also included $450,000 to be named. A total of $235,000 of the secured notes were with Board of Director member Bennie L. Williams ($100,000) and former Board of Director member Larry McNeill ($135,000). During the year ended October 31, 2004 $535,000 of the total was converted to common stock of the Company which included $135,000 to former Board of Director member Larry McNeill. During the year ended October 31, 2005, the Company converted $100,000 into common stock of the Company and we also paid back $20,000 of the notes payable.

On February 6th, 2003 the Company received a formal notice of default regarding a $215,000 note payable under the UCC-1. During the year ended October 31, 2005, the Company received a demand notice on the $215,000 note payable. On November 30, 2005, with an addendum signed on December 5, 2005, Videolocity and ISOZ, LC, the $215,000 note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder. During the year ended October 31, 2006 we repaid $55,000 of the notes payable under the agreement. To date, the company has made all required payments including $15,000 subsequent to October 31, 2006 for a total of $70,000 to date. To date, there remains $50,000 to be repaid under the agreement.

The remainder of the notes originally under the UCC-1 totaling $790,000 remains outstanding as of the date hereof. While obtaining extensions on notes payable for the finalization of the joint venture we obtained extensions of all the notes payable under the UCC-1 and reached a repayment schedule on one of the notes. While obtaining the extensions and in order to inact the original Joint Venture Operating Agreement by and between Videolocity and EOCG, we received releases from each of the UCC-1 note holders in all security interest in the Company's intellectual property and assets, including proceeds and products of collateral.

Other Notes
-----------

During the year ended October 31, 2005, the Company originated approximately $615,000 in notes payable from three individuals and/or companies with $95,000 of the total being convertible at the option of the debt holder as follows:
$15,000 is convertible at $0.12 per share and $80,000 is convertible at $0.04 per share. Additionally, of the total originated $250,000 was due on a set schedule of $10,000 per week using the proceeds from advances under the Company's Standby Equity Line. During August 2006 we received a formal demand letter from Cornell Capital regarding repayment of two notes payable originally totaling $650,000 with a remaining balance of $320,000. The demand letter and subsequent correspondence demanded repayment of the notes on or before September 8, 2006. We have been in conversations with Cornell regarding setting up a new payment schedule to resolve this demand, however, to date we have not reached an agreement.

We also have notes originated prior to FY 2005 that have convertibility clauses or options to purchase stock until paid in full. Currently, in total, the Company has issued the following in combination with origination of notes payable. We have outstanding options to purchase 1,200,000 shares of Company stock under certain of the notes payable originated in the following amounts:
400,000 shares at $0.77 per share, 120,000 shares at $0.72 per share, 20,000 shares at $0.50 per share, 200,000 shares at $0.14 per share, 60,000 at $0.12 per share and 400,000 at $0.04 per share. All options granted in combination with notes payable were granted at or above the fair market value on the date the notes payable were originated. Where necessary, the value of the options granted was based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model. Expense was recognized at the time the options became exercisable. We also have a total of $662,800 that is convertible into 4,049,921 shares of common stock at the option of the debt holder until paid in full in the following amounts: $167,800 is convertible at $1.00 per share, $60,000 is convertible at $0.72 per share, $10,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share, $15,000 is convertible at $0.12 per share and $80,000 is convertible at $0.04 per share

Patents

Videolocity held one utility patent application for technologies we developed that encompassed five previously filed provisional patents. The inventions claimed in those patents and patent applications covered aspects of Videolocity's current and possible future products, and related technologies. These patent applications were assigned to our joint venture during the year and subsequently purchased back for $150,000 during October 2006. During December 2006, the Board of Directors approved the sale of the technologies and related patent applications for approximately $18,720,000.

We have previously obtained United States federal trademark registration for the Videolocity wordmark and the DES logo mark. The DES logo mark was sold with the related technology as well as pending registrations for five other related marks in the United States.

Strategic Partnerships/Suppliers

While developing our Digital Entertainment System, we engineered all components, arranged for the manufacture of all components, including assembly, testing and shipping. As we work to develop additional uses of the technology and new products and/or technologies we anticipate that we will develop strategic partnerships and suppliers that can support or development efforts.

Marketing

Our initial marketing efforts were focused on hotels, hospitals, long-term care homes, retirement centers as well as universities, resorts, multi-dwelling units/timeshares and planned residential communities in the U.S. We have had several years of marketing to various end users with positive feedback on the product, except that we have not had the capital to install the systems and the capital to assure the sustainability of our support to end users. Now that we have an anticipated cash inflow from the sale of the technology and a license to use the technology and products we plan on revisiting with prior end users that we have previously met with to re-introduce the product. Once we have the additional capital we will be using existing channels to pursue the hospitality and healthcare markets. We also intend to pursue network and content providers to further our efforts and impact residential applications. Our initial sales and channel support will be headquartered in Park City, Utah. The initial sales and support will begin with our President and individual members of the Board of Directors who will re-establish contacts with those individuals and companies that we have had positive feedback in the prior few years. Additional marketing staff will be necessary once we have acquired additional capital. The funding for our marketing strategy and other operations will come from additional debt or equity funding and from cash payments from the sale of the technology once the purchaser has installed the technology and according to the terms of the sale agreement.

To date, we have marketed our product to the hospitality and healthcare industries as well as some telecommunications companies and cable TV companies. Marketing efforts have been limited to North America, Mexico and the Caribbean. Our marketing included live on-site demonstrations and presentations at conferences and trade show exhibits.

Competition/Industry Overview

We believe that the market for the digital entertainment system represents a combination of several large existing and rapidly expanding target areas. Broadband delivery into hotels, resorts, retirement homes, universities, hospitals, extended stay facilities and residential communities enables us to deliver content to many diverse market segments. According to USA Today, there is a $8.2 billion per year existing market in video rentals that can be served through alliances with existing video distribution channels. There is also a strong potential for strategic alliances and partnerships with network and content providers such as telecommunications companies, cable companies, and Internet/Broadband based content providers.

With such a large and dynamic market we do not need significant market penetration in any specific market segment in order to become a successful enterprise. Because of the incremental scalability of the Videolocity business model, relatively small percentages in any number of the potential market categories could result in a profitable scenario. These multiple markets also help mitigate risk from competition or technological changes that could potentially affect any single market segment.

While competition for high-end large-scale properties is significant for both video-on-demand systems and in-room broadband access, we believe the mid-range and lower-range properties are significantly underserved with either service. Properties in this segment ranging from 75 to 300 rooms represent more than 55% of the total rooms in the U.S. according to the American Hotel & Motel Association.

Because the cost of deployment of the digital entertainment system is far less on a per location basis than other currently existing technologies, we believe we are ideally suited for the mid-range and low-range markets. Present competition mainly comes from cable TV or satellite pay-per-view services that currently lack the ability to provide true video-on-demand, broadband access or easily navigated Internet access. Competition in the hospitality sector comes mainly from LodgeNet, On-Command and Hospitality Networks. According to published information from their respective websites, On-Command currently has more than 1,000,000 hotel rooms worldwide. The companies are deploying systems that use high bandwidth formats while the system we developed uses a more efficient format. The system we developed is more efficient as it uses a higher compression algorithm that requires less bandwidth and storage space to provide the same or greater quality. This type of system is readily available for purchase and represents the competition's main technology compared to the system we will market. The reduced pricing advantage is based on using commercially available servers and using the software-based technologies we developed versus having to deploy expensive proprietary hardware based server systems. Additionally, the higher compression ratios reduce storage requirements with the higher compression algorithm. We will mainly use existing companies/channels that are presently specifically serving our target market segments with related products.

There currently exists little competition for video-on-demand in the healthcare industry.

The home entertainment industry is extremely competitive and is dominated by several large companies with worldwide name brand recognition and substantial financial resources. In attracting subscribers to our video-on-demand system, we will be competing with

     * traditional video rental chains such as Blockbuster Video, Hollywood Video, and Movie Gallery;

     *   video rental distribution companies such as Netflix;

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

In addition, numerous companies including Blockbuster Video, Microsoft WebTV, EchoStar, and TIVO, all of which have substantially greater resources and name recognition than us, have announced their intent to deliver state of the art video-on-demand systems in the near future or are currently doing so. However, to the best of our knowledge, no such systems are available for widespread public use as of this date. Several major movie studios, including Sony, Walt Disney Co. and 20th Century Fox have also announced their intention to or have started to test market systems for the delivery of movies directly to consumers. This could provide significant additional competition from large, established companies with a high degree of name recognition in the entertainment industry. There can be no assurance that other companies will not develop technologies superior to ours, or that new technology will not emerge that renders our technology obsolete.

Backlog

We currently do not have a backlog.

Regulation

We are not required to obtain any government approval as a condition to marketing the digital entertainment system. However, such systems are required to operate in compliance with applicable regulations of the Federal Communications Commission. The digital entertainment system is intended to operate in the unlicensed spectrum and will not need FCC licensing to deploy. We will also be subject to various federal, state and local laws that govern the conduct of our business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations.

Research and Development

We have devoted the majority of our resources to developing technologies, conducting beta testing, engineering, supporting our wireless delivery platforms, and deploying infrastructures. Over the last few years, we have spent substantial resources to facilitate the engineering and technical development of this digital entertainment system and beta testing it at our facilities in Park

City, Utah. During our FY 2005 we estimate approximately $1,500,000 of or our total expenses for that year were related to research and development. During our FY 2006 we estimate approximately $100,000 of our total expenses were related to research and development. The significant decrease between years is due to the joint venture which was responsible for further development of the digital entertainment system while they had the technology and we did not have the capital at that time to maintain enough staff to adequately complete research and development activities.

Employees

We have typically entered into employment agreements with all employees. Agreements generally have provided for payment of a base salary, the provision of medical insurance, vacation and other benefits, and contain other customary provisions.

We have also typically entered into employment agreements with all officers that generally provides for payment of a base salary, bonus provisions, a grant under vesting schedules of plan units under the Videolocity, Inc. 2000 Stock Incentive Plan, restricted stock vesting, the provision of medical insurance, vacation and other benefits, and contain other customary provisions.

Effective October 31, 2005, our President and CEO, Robert Holt resigned with cause and was immediately hired by the Board of Directors as interim CEO. Effective September 16, 2005 our CFO, Cortney Taylor resigned with cause and helped the Company for a number of months as a consultant and then subsequently was brought back as interim CFO. To date, the two officers remain in these interim positions. During January, the Board of Directors began negotiating a new contract to hire the CFO again but to date the contract terms have not been agreed upon by either side.

We presently have two full-time employees, three part time employees, and use several consultants on an as needed basis. We do not anticipate a need to hire additional high-level employees for the next several months although we do anticipate the need for additional full time employees in marketing and sales and administrative support staff. At this time we do not have the capital to hire any additional personnel.

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

Risks Relating to Our Business

     Our limited operating history makes it difficult to evaluate our business and prospects
     ---------------------------------------------------------------------------

Since commencing operations we have focused primarily on development of technologies and uses of the technologies such as the Digital Entertainment System. We have conducted only limited sales and marketing activities since we commenced operations. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and an investment in our common stock.

     We have a history of losses and anticipate future losses
     ---------------------------------------------------------------------------

We have achieved only nominal revenues to date and we may not achieve or subsequently maintain profitability if anticipated revenues occur more slowly than we expect, or not at all. As of October 31, 2005, our accumulated shareholder's deficit was approximately $13,993,000 and as of October 31, 2006 our accumulated shareholder's deficit was approximately $14,636,000. We expect to continue to incur significant expenses in connection with:

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

     If the technology we are marketing is not accepted by the market, our anticipated revenues will decline
     ---------------------------------------------------------------------------

The Digital Entertainment System is ready for deployment in the marketplace. Market acceptance of the technology is critical to our future success. Factors that may affect the market acceptance of our technology include:

     * market acceptance of the Digital Entertainment System and related technology;

     * the features, performance, and cost of installation and use of the technology;

     *   availability of competing products and technologies;

     *   the success and development of our marketing; and

     * the quality of our customer service and support for our product once installed and operating

Failure of our products to achieve and maintain meaningful levels of market acceptance would materially adversely affect our business, financial condition and results of operations and market penetration.

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

     * our ability to develop any new technologies or additional uses of prior developed technologies;

     * the timing and amount of, or cancellation or rescheduling of, orders for our technology, particularly large orders for key installations; market and support our technology and

     *   our ability to retain key management and sales and marketing personnel;

     * our ability to attract and retain key engineers and technology staff for the development of new technologies and the development of additional uses of prior developed technologies;

     *   our ability to obtain sufficient capital to maintain operations;

     *   changes in costs of components; and

     * the mix of technologies that we are able to develop and sell and the mix of distribution channels through which they are marketed.

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

     Our limited ability to protect our intellectual property may prevent us from retaining our competitive advantage
     ---------------------------------------------------------------------------

Our future success and our ability to compete are dependent, in part, upon any development of proprietary technology. Taken as a whole, we believe our intellectual property rights will be significant and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

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

     Additional required capital may not be available
     ---------------------------------------------------------------------------

To date, we have financed our operations through cash from the sale of our stock and by borrowing money. If we do not generate necessary cash from operational revenues, to finance our future business, we will need to continue to raise additional funds through public or private financing opportunities. Selling additional stock could dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain them only on very unattractive terms.

     Because we are preparing to market a new technology and are significantly smaller than the majority of the national competitors, we may lack the financial resources required to capture an increased market share
     ---------------------------------------------------------------------------

The market for the products we will be marketing is highly competitive and rapidly changing. We are significantly smaller than the majority of our competitors and we face such competition on a local, regional and international basis. If we compete with them for the same geographical markets, their financial strength could prevent us from capturing those markets. Additional new competitors may also enter the market and competition may intensify. Although we believe the technology and products we intend to market are better than those offered by our competitors, they may be able to narrow or eliminate the differences. New technologies we are in the process of or anticipate developing will bring us into further competition with various companies.

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

     Our principal stockholders and affiliates own a significant percentage of our company and may be able to exercise significant influence over our company, which could have a material and adverse effect on the market price of our common stock.
     ---------------------------------------------------------------------------

As of January 31, 2007 certain principal stockholders and affiliates control approximately 25 % of our outstanding common stock and as noted in Item 11 of this report could control additional common stock upon exercise of options, conversion of debt, and the issuance of restricted stock. As a result, these stockholders may hold enough shares to be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will continue to have significant influence over our affairs. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might affect the market price of our common stock.

     The market price of our common stock may drop significantly when the restrictions on resale by our existing security holders lapse
     ---------------------------------------------------------------------------

As of January 31, 2007 we had 29,390,610 shares of common stock outstanding. Approximately 12,427,000 of our total outstanding common stock, as reported by our transfer agent, are currently subject to restrictions against resale under United States securities laws. As these restrictions on resale end, the market price of our common stock could drop significantly if holders of these shares sell them or are perceived by the market as intending to sell them. These sales also may make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

     We have been the subject of a going concern opinion from our independent auditors, which means that we may not be able to continue operations unless we obtain additional funding
     ---------------------------------------------------------------------------

Our independent auditors have added a "going concern" statement to their audit report for the year ended October 31, 2006, which states that we will need additional working capital to be successful and to service our current debt for the coming year and, therefore, our continuation as a going concern is dependent upon obtaining the additional working capital necessary to accomplish our objectives. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We have a working capital deficit, which means that our current assets on October 31, 2006 were not sufficient to satisfy our current liabilities on that date.
     ---------------------------------------------------------------------------

We had a working capital deficit of $6,439,000 at October 31, 2006 and approximately $6,986,000 at October 31, 2005, which means that our current liabilities exceeded our current assets at the end of both years. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on October 31, 2006 and at October 31, 2005 were not sufficient to satisfy all of our current liabilities on that date.

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

Item 2.       Description of Property

Our corporate offices are located at 5532 Lillehammer Lane, Suite 300, Park City, Utah 84098. Our telephone number is (435) 615-8338 and our fax number is
(435) 615-9979. Our mailing address is PO Box 1929, Sandy, Utah 84091-1929. We are currently sharing office space, in order to keep our costs down, that was previously rented by our joint venture. The lease on that space is not in our name. The Park City offices have consisted of approximately 1,500 square feet. We have been renting the Park City office on a month-to-month basis.

Item 3.       Legal Proceedings

On October 19, 2005, the Company's attorney received notification that a default judgment was filed with the third district court on June 21, 2005 totaling approximately $318,000 including principal, accrued interest, and legal fees, together with interest from that date until paid in full regarding a note payable in the amount of $215,000. Prior to October 19, 2005 the Company was unaware of the judgment and did not have knowledge that a complaint had been filed because the Company had not been served. Accordingly, being unaware of the complaint the Company did not respond. On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect upon the judgment during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the judgment and note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder. The Company has made all required payments to date.

We are engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders

During December 2005, the Board of Directors approved for submission to the Company's shareholders a proposal to enter into a joint venture with E. Oliver Capital Group LLC including the assignment of the Company's technologies into the joint venture. The Company did not solicit proxies and submitted the proposal to shareholders holding at least a majority of the outstanding shares of the Company. The Company received approval of a majority of the voting shares approving the proposal and the Company made the assignment of the technologies into the joint venture. There were no other proposed votes.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTC Bulletin Board under the trading symbol "VCTY." Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service.

The following table sets forth the high and low bid quotations for our common stock for the preceding two fiscal years ended October 31, 2006 and 2005. Despite the publication of quotations during such periods, there was no significant trading volume and there existed no established trading market for our shares.



                                                    High Bid          Low Bid
                                                    --------          -------

     2006
         First Quarter ended January 31, 2006        $ 0.070          $ 0.008
         Second Quarter ended April 30, 2006         $ 0.200          $ 0.010
         Third Quarter ended July 31, 2006           $ 0.035          $ 0.009
         Fourth Quarter ended October 31, 2006       $ 0.040          $ 0.012

     2005
         First Quarter ended January 31, 2005        $ 0.350          $ 0.060
         Second Quarter ended April 30, 2005         $ 0.150          $ 0.021
         Third Quarter ended July 31, 2005           $ 0.050          $ 0.030
         Fourth Quarter ended October 31, 2005       $ 0.045          $ 0.006



     The foregoing  quotations  represent  inter-dealer  prices  without  retail
     mark-up,   mark-down,   or  commission,   and  may  not  represent   actual
     transactions.

As of January 31, 2007, there were 176 holders of record of our common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by our transfer agent. This figure does not take into account those individual shareholders whose certificates are held in the name of broker-dealers or other nominees.

As of January 31, 2007, we had 29,390,610 shares of common stock issued and outstanding. Of the total outstanding shares, 16,963,754 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. A total of 12,426,856 shares are considered restricted securities.

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

Recent Sales of Unregistered Securities

During January 2005 we issued 733,334 restricted shares on conversion of notes payable. During March 2005 we issued 30,000 restricted shares under a legal settlement that was negotiated and accrued in the financial statements in a prior year and settled with Company stock in the current year. Also during 2005, we issued 36,667 restricted shares under agreements negotiated under notes payable. During 2006, we issued 1,882,800 restricted shares as compensation to note holders that signed extensions on our notes payable .

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

Transfer Agent

Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as our transfer agent and registrar.

Item 6.           Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.
--------------------------------------------------------------------------------

Overview

We are a technology engineering and marketing company. During 2001, we developed a Digital Entertainment System that delivers true video-on-demand streaming anywhere between 40Kbps and 1.5Mbps depending on the end user device over Ethernet, DSL, or Wireless WAN and LAN network architectures. The digital entertainment system we developed is a total system for the delivery of specific digital content, including video, application specific information and educational material to individuals, residents, hotel guests, and also patients and attendants in the healthcare industry. Since 2001, we have made significant improvements to the digital entertainment system and worked on the development of additional uses for the core technologies. Those developments currently offer streaming video-on-demand technologies that permit viewers to select from an extensive library of movie titles and informational/educational content. Users can view their selections on their television screens, desk top and laptop computers, PDAs, and mobile phones.

We designed the system to play videos in quality equivalent to DVD, in real-time, full-screen, and full-motion. All content is protected through the encryption and encoding process that we developed to limit viewing to the person or persons paying for the movie or other content. The security protocol we developed also prevents the unauthorized digital reproduction or rebroadcast of the ordered movies and/or other content. Movies and content are streamed through a proprietary, multi-functional DES. Additionally, the system provides digital music-on-demand, Internet games, high-speed Internet access and many other e-commerce applications. To date, our activities have been limited to developing the digital entertainment system and other related technologies and limited marketing of that system. We have been involved in the development and testing of the digital entertainment system through the first quarter of FY 2006 at which time we assigned the technology to a joint venture. During FY 2006 when funding to the joint venture and to our Company stopped, we were left again without the necessary capital to continue operating. We were able to borrow short-term funds to buy the technologies back from the joint venture, however, again, we lacked the capital to carry on our business plan and continue as an operating entity. During December 2006, the Board of Directors agreed to resell the technology as we did earlier in the year to the joint venture. In the sale agreement we maintained a license to use the technologies which gives us the ability to market the digital entertainment system and further develop additional uses and/or products for those core technologies.

Business strategy

We are, and intend to remain, a technology company. As our primary focus is on technology, our current business strategy is to continue with development of new technologies as well as researching and developing enhancements and interfaces that will further enable us to use technologies that we have previously developed into additional markets. Although we sold our previously developed technologies we maintain a license to use the technologies and we plan to market the digital entertainment system we developed. We also intend to find additional products that we can produce using those core technologies, as well as, research and development of additional new technologies. Over the prior few years we have marketed the digital entertainment system we developed to individual hotels, hotel chains, wireless carriers, and many other potential customers. The system was readily accepted, however, our ability to survive and support the sale and deployment with our limited capital was always brought to our attention. With the sale of the technologies we developed we now believe that we will begin to receive the cash that will allow us to re-focus on development and also begin to market the products again. To start with, we plan on marketing the products to potential customers we have previously talked with. There are several groups that we have maintained contact with that need a system for their respective businesses. Although we have very limited capital currently, we believe we will begin to receive the necessary capital from the sale of the technology. We plan to market the products to a variety of markets including hospitality, healthcare, residential, security and corporate training with currently developed technologies. We may need to, in some cases, modify interfaces and develop additional systems to be able to use the core technologies in new markets or for new uses. We will continue to explore additional technological development and market opportunities.

We have significantly minimized our staffing and other operational requirements until we begin to realize cash from the sale of the technology as outlined in that sale agreement. Basically, and as noted elsewhere in this document, that agreement provides a percentage of the purchaser's revenues as they begin to deploy the technologies to their customers until the sale price is recovered in full. We are operating as efficiently as we can with fewer full time employees until we have additional capital to increase our operations.

Once we begin to realize the cash from the sale of the technologies we also plan to seek additional capital through debt and equity financing that will increase our ability to aggressively begin our plan of operation. Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.

Plan of Operation

The digital entertainment system is ready for immediate deployment, although we need to obtain capital, either long-term debt or equity, to continue the implementation of our overall business plan. As of the date hereof, we have an agreement in place that we will receive advances from the purchaser of the technology of $30,000 per month until the purchaser of the technology deploys the technology and then we will receive a percentage of all the revenues as defined in the sale agreement. To aggressively go after potential customers that we have a relationship with will take additional cash and, if successful, in obtaining contracts will take additional capital to deploy the systems. We have no assurance that we will be able to obtain the capital necessary to continue operations, enabling us to continue the execution of our business plan.

We intend to use our limited existing capital, together with support and revenues generated from the sale of our technology, as well as, proceeds from prospective future financings, to continue marketing and deployment of the digital entertainment system. Management estimates that to move forward with our planned operations we will incur expenses during the next twelve months of approximately $2.6 million, consisting of $1.5 million in payroll, payroll taxes, employee health insurance and other related employee costs, $80,000 for office rent, utilities, and related costs, $320,000 for marketing and related expenses, and $300,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be a minimum of approximately $400,000 during the next twelve months. These expenses will be directed at development of additional usages of the core technologies into new products for additional revenue streams and integration of the core technologies and products into additional markets. We will also incur substantial additional costs in connection with the deployment of the digital entertainment system. Management estimates that such costs will be a minimum of $4 to $5 million, but we are optimistic that we will be able to cover most of those costs from future long-term lease financing.

Currently, we do not intend to sell any hardware or software. Our business plan is to purchase and/or lease the equipment for the digital entertainment system and deploy the system at no cost to the customer. It is anticipated that we will finance the system equipment and realize the majority of the revenue stream created by the end users. Presently, we do not anticipate any significant purchase or sale of plant or equipment. Additionally, we do not anticipate the addition of large numbers of employees because our business model calls for outsourcing any and all functions that would be directly related to the number of deployments.

We anticipate generating future revenues from the delivery of video and other content to the end users of the digital entertainment system. We will charge a fee for each movie or other item of content viewed through the system and/or high-speed Internet access and we will remit a portion of each fee to the studio or other content provider, the hotel or other sponsor, and the licensor of the product. Our structure for content fees, although subject to change based on location, usage, and competition is estimated to be as follows:

     Internet access:      $ 4.95 to $ 12.95 for one hour to 24 hour period
     Video-on-demand:      $ 3.95 to $ 12.95 per viewing
     Games:                $ 2.95 to $ 6.95 for each 1 to 4 hour period

During the next twelve months, we plan to seek additional debt and/or equity funding, and capital leases for up to approximately $10 million. This would permit us to cover our minimum expenses described above and accelerate the marketing of the digital entertainment system, as well as, continue to work on new uses for the core technologies into new markets and new products. As of the date hereof, we have not formalized any new funding. We can not give assurance that we will be able to secure such additional funding on favorable terms to us, or otherwise. We have had a Standby Equity Distribution Agreement with Cornell Capital noted elsewhere in this document which has been used to maintain operations during prior periods however the agreement expired during July 2006.

Results of Operations

To date, we have been a development stage company. From inception through October 31, 2006, we have realized approximately $125,000 of revenue from our planned operations. We did not generate revenue from our planned operations during FY 2006. We generated approximately $114,000 of that revenue in fiscal year 2005 and approximately $11,000 of that revenue at the end of fiscal year 2004 primarily from content viewed and internet accessed through our Digital Entertainment System installed in one hotel. The system was being installed and just beginning to realize revenues during the last two months of fiscal year 2004. During the fourth quarter of FY 2005 and continuing through the first quarter of FY 2006 the hotel was undergoing a major renovation and re-branding which limited the revenues being generated. The Digital Entertainment System within that hotel was shut down at various times for weeks at a time during this renovation and ultimately was taken out during individual room renovations. As the Company was financially unable to re-install and further support the deployment it will schedule the removal of the equipment sometime during February or March 2007 and will attempt to update and re-install the equipment into another hotel.

During the first quarter of fiscal year 2006 we were using most of our time working on finding the necessary capital to keep the Company operational. The joint venture was the only opportunity, at the time, that we believed could supply ongoing cash to keep the Company operational long enough that the Company could survive and eventually begin working on new technologies and new revenue streams. At that time we did not have any significant other funding opportunities to decide from. Since inception and during FY 2006, we had very limited cash resources and were relying on our joint venture to advance the cash under the joint venture operating agreement to maintain the Company as an operating entity until such time as revenues from the joint venture could provide enough operating capital that would allow us to hire additional engineering staff and other technical personnel to begin development of additional technologies.

During FY 2006, operational expenses decreased approximately 81 percent from FY 2005 to FY 2006. Salaries, payroll taxes and employee benefits decreased approximately 85 percent primarily due to not having the capital to keep all of the staff that we had during development of the digital entertainment system. Additionally, the FY 2005 salary included the accrual and expensing of approximately $1,800,000 during the fourth quarter of fiscal year 2005 as the result of amounts owing under contract from two officers resigning with cause which resulted in additional salary expense in FY 2005. Professional fees decreased approximately 14 percent as we continued to incur less professional fees in the year due to the company internalizing everything possible with the shortage of capital. Technology development consulting decreased by approximately $221,000 or 93 percent as the joint venture operating agreement made the responsibility of further development a cost of the other entity (E. Oliver Capital Group LLC) in the joint venture once the technology was assigned to the joint venture. Rent decreased by approximately $21,000 as we began to share office space to save cash. For the year ended October 31, 2006, loss before income taxes decreased approximately $3,608,000 or 85 percent as compared to the year ended October 31, 2005. This is attributed primarily to the items noted above in the discussion on operational expenses offset by a gain on the transfer of license agreements and technology of approximately $357,000. Under the joint venture operating agreement, amounts were forwarded to Videolocity only upon the use of the technology at a certain percentage per use as described in that document. E. Oliver Capital Group LLC was required to advance to Videolocity agreed upon operational amounts until the use of the technology at which time the advances would stop and Videolocity would be owed their revenue percentage. During the year, the advances made totaling approximately $357,000 were recorded as deferred revenue as the Videolocity was only receiving a revenue share out of the joint venture and at the time these were advances toward those future revenues. Under our agreement, when we purchased the technology out of the joint venture we were not required to return the advances. At that time we removed the deferred revenue and recorded a gain on the transfer of technology. We did not record it as revenues as the actual revenues that would have triggered our recording did not occur prior to us repurchasing the technology.

Management anticipates that as we begin to receive cash from the sale of our technology we will begin to actively market the digital entertainment system under our maintained license and also begin development of other technologies and, at that time, our expenses will increase proportionately.

Liquidity and Capital Resources

During the year ended October 31, 2006 our total assets increased from approximately $660,000 at October 31, 2005 to approximately $731,000 at October 31, 2006. The change was due primarily to the following factors; (i) a decrease to other assets of approximately $33,000 due to refund of deposits and use of prepaid expenses (ii) a decrease to property and equipment of approximately $56,000 from depreciation and (iii) an increase to technology of $150,000 from our repurchase of technology from a joint venture. The technology was resold subsequent to October 31, 2006. We had minimal operations during the year as we focused on support of the joint venture until late in the year, at which time, we focused on finding operational capital to keep the company an operating entity. We had to borrow the funds ($150,000) in the short term to repurchase the technology and also borrowed $25,000 to help keep the company operational while we reviewed funding sources. The $25,000 was used for day to day operating expenses and left a balance of approximately $13,000 at year end as compared to approximately $2,300 at the end of October 31, 2005

Total current liabilities decreased from approximately $7,024,000 on October 31, 2005 to approximately $6,452,000 at October 31, 2006. The change is attributed to a transfer of approximately $1,585,000 in short term notes payable to long term notes payable after certain note holders signed extension agreements on their notes payable during the year offset by (i) an accounts payable increase of approximately $206,000, (ii) an increase to accrued interest payable of approximately $167,000 and (iii) an increase to accrued liabilities of approximately $592,000. Accounts payable increased primarily from day to day operations and also the short term borrowing of $175,000 guaranteed personally by our President/CEO during September that was not written into a note payable. Accrued liabilities increased from the accrual of salaries for officers and other employees during the year. Officers of the company have not received their salary or have not received all of their salary during the year as the company lacked the cash to pay the total salaries during the year. The other increase to accrued liabilities is an increase of approximately $303,000 that we are accruing as our lease is being paid by a third party guarantor. We are accruing the amounts they are paying so when cash is available we can repay the amounts they paid on our behalf.

Net Operating Loss

We have accumulated approximately $10,500,000 of net operating loss carryforwards as of October 31, 2006, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire through 2026. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended October 31, 2006 because the likelihood of realization of the related tax benefits cannot be established. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), SFAS 158 amends SFAS 87, "Employers' Accounting for Pensions", SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 158 requires employers to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status. It also requires employers to measure plan assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities with fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

In September 2006, the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff's previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109, which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of errors. This statement is effective for us beginning November 2006. Although we have no current application for this statement, the adoption of this statement may affect our future results of operations, financial position, or cash flows.

In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment." SFAS No. 123R set accounting requirements for all "share-based" compensation and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS 123R also requires additional accounting and disclosures related to income tax effects and cash flows resulting from share-based compensation arrangements. In March 2005, the SEC issued SAB 107, Share-Based Payment, providing interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. We adopted the provisions of SFAS No. 123R and SAB 107 in the first quarter of fiscal 2006.

Item 7.       Financial Statements

Our financial statements, as of October 31, 2006 and for the fiscal years ended October 31, 2006 and October 31, 2005, have been examined to the extent indicated in its report by Madsen & Associates CPA's, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B promulgated by the SEC. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

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

Item 8B. Other Information

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages, and titles of each of our directors and executive officers and employees expected to make a significant contribution to the Company.

              Name                      Age          Title
              ----                      ---          -----

              Dan Driscoll              50      Chairman of the Board / Director
              Robert E. Holt            42      President / CEO / Director
              Curt Schaffer             52      Director
              Bennie L. Williams        70      Deceased December 2006
              Cortney L. Taylor         45      CFO / Secretary / Treasurer

Mr. Williams continued to serve Videolocity as a Director until he passed away in December 2006. The Board of Directors appreciates his years of service on the Board of Directors and wishes to extend their sincere condolences to Mr. Williams' family.

Curt Shaffer was elected to the Board of Directors in January 2007. Mr. Schaffer was elected to the Board of Directors to help guide the expansion of our products and services to broader markets, with emphasis in government defense, intelligence, and law enforcement sectors. Mr. Schaffer will also provide frequent advice on commercially based applications and operational deployments.

The term of office of each director is one year and until his or her successor is elected at a shareholders' meeting and is qualified, subject to removal by the board of directors and or shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

On September 16, 2005 the Company's Chief Financial Officer, Cortney Taylor, resigned with cause and on October 31, 2005 the Company's Chief Executive Officer, Robert Holt, resigned with cause. By contract, the Company had 30 days to cure the cause of the resignations. If not cured within 30 days, the Officers were entitled to immediate vesting in all options and/or shares previously granted which had not vested to date and were also entitled to receive their normal salary through the end of the current contract in a lump sum distribution. The Board of Directors immediately hired Mr. Holt as Interim CEO and hired Mr. Taylor as a consultant. During February the Board of Directors hired Mr. Taylor as interim CFO. To date, Mr. Holt remains interim CEO and Mr. Taylor remains interim CFO on a month to month basis. During January 2007, the Board of Directors began discussions with Mr. Taylor regarding a new employment agreement, however, to date, the terms for the agreement have not been agreed to by both parties.

No director, officer, or affiliate has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws. We have adopted certain provisions in our articles of incorporation that limit the liability of our officers and directors and provide for indemnification by us for our officers and directors to the fullest extent permitted by Nevada law. Such provisions substantially limit the shareholders' ability to hold officers and directors liable for monetary damages resulting from breaches of their fiduciary duties.

Presently, we do not provide cash compensation to directors for serving on our board of directors or the boards of our subsidiaries, or for attendance at board or committee meetings. However, we have compensated members of the Board of Directors, to date, by issuing plan shares, and restricted stock. During 2005, the Board of Directors approved a set amount of $50,000 per year for service on the Company's Board of Directors to be issued in restricted stock. As of October 31, 2005, for service during 2004, the Company accrued $200,000 as director compensation that will be converted to stock based upon the price of stock on the date of Board approval. The shares will be issued when administratively possible. During 2006, the market value per share of the common stock had decreased substantially from when the Board of Directors agreed upon $50,000 per year in restricted stock. The Board of Directors agreed to reduce the amount for that year of service as the number of shares owed to each Board member would be significantly higher than originally anticipated. The Board of Director members agreed to issue approximately 333,000 restricted shares to each Board of Director member for service during 2005 for a total of 999,000 restricted shares. We recorded an expense of approximately $10,000 for the Director's compensation expense for the approved shares. We anticipate that as we acquire adequate funding, we will consider instituting a policy to compensate our directors monetarily. In that event, we believe that any proposed compensation will be equivalent to that of companies of similar size and stature as ours.

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

Robert E. Holt. Mr. Holt joined Videolocity International, Inc. as President and Chief Executive Officer and Director in January 2002. Robert has concentrated on wireless services and technology businesses for much of his career. From 1997 to 2001, as an executive for Qualcomm Inc., he was responsible for global wireless network implementation, operations, business development and venture capital for Qualcomm Inc. businesses throughout the Americas, Eastern Europe, the Commonwealth of Independent States, Asia, and Africa. Robert was the founder and Director of the Wireless Campus Group that focused on the development of intellectual properties and the delivery of content over CDMA network infrastructure. He assisted in the development of the business plan for the Leap Wireless spin-off and the Cricket phone service. Robert also served as a member of the Board of Directors for the Elementary Institute of Science and the San Diego Technology Counsel. Prior to that, he was an executive and management consultant of several wireless carriers, responsible for the engineering development, implementation and operation of wireless networks including market leaders Sprint PCS and PrimeCo PCS, which formed the heart of what is now known as Verizon Wireless. He was named a PrimeCo Pioneer for his role in the initial launch of the wireless carrier. Prior to this, Robert led a GTE integration team that planned and executed the combination of secure communications technologies that formed the Mobile Subscriber Equipment (MSE) network for the United States Army. Before joining GTE, Robert spent several years in the United States Signal Corp, where he played a key role in the military's adoption of MSE and the global implementation of the secure wireless contingency communications package. Robert served throughout the world as a member of the elite 101st Airborne Division where he served throughout Europe and the Middle East and was awarded numerous medals for Achievement, Commendation, Conduct and Meritorious Service. Robert holds a B.S. Electrical Engineering and a M.S. Communication degree with an emphasis on Crisis Communications. He has also earned professional certification in the area of project management, Personal Communications Services (PCS) technologies, call processing, systems engineering, change management, finance, debt and equity investments. Robert currently serves as the President and CEO for the company started by EMCI to further develop and market the intellectual properties.

Curt Schaffer

Mr. Schaffer currently serves as the lead advisor on commercial technology to the Director of the Pentagon's Counter Terrorism Technology Task Force. This position focuses on leading edge technology developments applicable to Homeland Security and Defense in the context of dynamic global terrorism threats. Critical focus areas are telecommunications and video-based technologies for intelligence, surveillance, reconnaissance. Mr. Schaffer holds several active security clearances and is proactively involved with national and tactical imagery, communications, signals, signatures, and video intelligence, often working closely with National Intelligence organizations. Although Mr. Schaffer's career expertise, accomplishments, and experiences span the technology spectrum, many are centered around the use of video. Over the past two decades he has helped pioneer and advance the use of video and wireless transmission from aerial platforms in military operations in Bosnia, Kosovo, Africa, and the Middle East, and many other countries. In particular, he was individually recognized by White House and senior Defense Officials for having "...saved the lives of thousands of men, women, and children..." during the humanitarian crisis in central Africa. Most recently, he was the government's Oversight Executive for a Homeland Security initiative that implemented video-based, wireless, command-and-control systems across the military, civilian, and law enforcement communities, in the Hurricane Katrina region. Mr. Schaffer has been an Executive Leader in advanced technology enterprises and initiatives for twenty-five years. Innovative, enterprise successes extend from small commercial start-ups, to Fortune Top 10 companies, to the leaders of US Intelligence/Defense Agencies and the President of the United States. He also was one of the few principal writers of the National Strategy for Homeland Defense recently signed by the President. Although much of his career has been focused on government-based endeavors, in parallel, he was also involved with many commercial initiatives such as, being the co-founder of the National Technology Alliance; a consortium of commercial technology leaders including 3M, Kodak, Boeing, Lockheed-Martin, General Electric, and many others. He was also the Manager of Product Commercialization. Mr. Schaffer is a graduate of the US Naval Academy and former US Marine Corps jet pilot. He holds a BS in Operations Research from the USNA and has the equivalent of an MS in System Engineering with combined graduate studies from the Naval Post Graduate School, University of Southern California, and Penn State.

Bennie L. Williams. Mr. Williams passed away in December 2006. Mr. Williams was appointed Chairman and a director in June 2001. During February 2005, due to health and time concerns, the Board of Directors elected Mr. Driscoll as Chairman replacing Mr. Williams in that capacity. He spent 36 years in the broadcasting industry in general management, sales management, marketing, promotion and advertising of several radio stations. Mr. Williams was Vice President of sales for Intermountain Radio Network, with 132 affiliates. From 1970 to 1987, he was Vice President of sales for Communications Investment

Corporation's twelve owned and operated stations in Utah, Idaho and Montana. In addition he was general manager of KALL AM and KLCY FM until his retirement in 1988. At that time he founded his own company, a sole proprietorship named Business Idea Company of America, which was an investment portfolio management firm that also provided marketing, advertising and consulting services to select clients. Business Idea Company became inactive in the fourth quarter of 2001and did not have a business relationship with Videolocity. Mr. Williams also served six years as Chairman of the Board of Governors of Shriners Hospital for Children, Intermountain, in Salt Lake City.

Cortney Taylor. Mr. Taylor became Chief Financial Officer September 2002. Mr. Taylor is a CPA, a member of the Utah Association of Certified Public Accountants (UACPA) and the American Institute of Certified Public Accountants (AICPA), and has served as a member of the Utah State University, School of Accountancy Advisory Board and on the UACPA Accounting Issues Committee. From November 1994 to August 2002, he was employed in the Utah offices of Grant Thornton, LLP serving most recently as an assurance senior manager. Mr. Taylor holds B.S. and Masters of Accounting degrees from Utah State University. Cortney currently serves as the CFO for the company started by EMCI to further develop and market the intellectual properties.

Committees of the Board of Directors

We do not currently have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors approves in advance the scope, cost, and engagement of an audit before the auditor renders audit and services and non-audit services, if any. The board of directors is also responsible for considering specific problems and questions that arise during the course of audits, monitoring the adequacy of accounting and audit controls, and such other functions as the board of directors may deem appropriate.

The Board of Directors plans to re-evaluate the composition of the Board of Directors, the committees of the Board and the possibility of additional members in the near future.

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

Summary Compensation Table
                                                                                Securities
Name and Principal                                              Other Annual    underlying      Restricted        All Other
Position                         Year       Salary     Bonus    Compensation   options/SARs    Stock Award      Compensation
------------------               ----       ------     -----    ------------   ------------    -----------      ------------

Robert E. Holt                   2006       $200,000*  $  --      $   --            --          $ 20,000#           $ --
   CEO, President/               2005       $260,000*  $  --      $   --        1,000,000       $ 90,000#           $ --
   Director                      2004       $246,667*  $  --      $   --        4,850,000       $  --               $ --

Cortney L. Taylor                2006       $172,500^  $  --      $   --           --           $ 20,000#           $ --
   CFO/Secretary/                2005       $150,000^  $ --       $   --        1,000,000       $ 90,000#           $ --
   Treasurer                     2004       $134,166^  $  --      $   --        1,000,000       $  --               $ --

Mike York                        2004       $140,000   $  --      $  --         1,000,000       $  --               $ --
    Vice President

*Salary for FY 2006, $7,500 of which was paid during FY 2006 with $192,500 being accrued at October 31, 2006, Salary for FY 2005, $184,167 of which was paid during FY 2005 with $75,833 being accrued at October 31, 2005 and remains accrued at October 31, 2006, Salary for FY 2004, $216,667 of which was paid during FY 2004 with $30,000 being accrued at October 31, 2004 and remains accrued at October 31, 2006, As of February 13, 2007 these amounts remain accrued.

# During 2006 the Board of Directors approved the issuance of 1,000,000 shares of restricted stock to each officer and during 2005, the Board of Directors approved the issuance of approximately 1,000,000 of restricted stock to each officer. All of the restricted shares are subject to vesting requirements.

^ Salary for FY 2006, $100,000 of which was paid during FY 2006 with $72,500 being accrued at October 31, 2006, Salary for FY 2005, $106,250 of which was paid during FY 2005 with $43,750 being accrued at October 31, 2005 and remains accrued at October 31, 2006, Salary for FY 2004, $122,916 of which was paid during FY 2004 with $11,250 being accrued at October 31, 2004 and remains accrued at October 31, 2006. As of February 13, 2007 these amounts remain accrued

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

                                                                                 Number of
                                                                                 Securities                  Value of
                                                                                 Underlying                Unexercised
                                                                                 Unexercised              In-the-Money
                                                                                 Options/SARs at         options/SARs at
                                                                                 FY-End (#)                 FY-End ($)
Name and Principal Position                   Shares Acquired    Value           Exercisable/             Exerciseable/
Name and Principal Position                   on exercise (#)    Realized($)     Unexercisable            Unexercisable
---------------------------                   ---------------    -----------     ---------------          --------------
Robert E. Holt                                       --              --          5,500,000/ -             $ -  /  $ -
   CE0, President, Director

Cortney L. Taylor                               18,500              $ 555        1,900,000/ -             $ -  /  $ -
   CFO, Secretary/Treasurer

Stock Incentive Plans

The Videolocity, Inc. 2000 Stock Incentive Plan was adopted in connection with the acquisition of Videolocity, Inc. A total of 1,000,000 shares of common stock are reserved for issuance under the plan. Plan awards with respect to 998,384 shares have been made through October 31, 2006. Through October 31, 2006, all awards granted to date have met the vesting requirement and of that total 998,384 have been converted to stock. As of October 31, 2006 plan awards with respect to 1,616 shares remain available for issuance under the Plan. All awards made under the Plan are made in plan units. Each plan unit becomes convertible at the option of the participant into one share of common stock on the date the vesting requirements for the plan units have been satisfied. The shares of common stock to be issued under the plan have been registered under the Securities Act of 1933. Awards granted to date generally provide vesting schedules over three years. If a plan participant voluntarily terminates his employment or is terminated for cause, any unvested plan awards will be forfeited. If a plan participant is terminated without cause, terminates for good reason (including a change of control), dies, or becomes disabled, any unvested plan awards will vest on the date of such termination. As of February 13, 2007 1,616 plan awards remain available for issuance under the Plan.

On March 26, 2002 we adopted an omnibus stock option and stock award plan. A total of 500,000 shares of common stock are reserved for issuance under the plan. Through October 31, 2006, 467,855 shares have been awarded under the plan.

The Stock Option and Stock Award Plan is to be administered either by the Board of Directors or by a committee to be appointed from time to time by the Board. Awards granted under the Stock Option and Stock Award Plan may be stock options, appreciation rights, or stock awards which are awarded to employees, including officers and directors, who, in the opinion of the board or the committee, have contributed, or are expected to contribute, materially to the success of the Company. In addition, at the discretion of the Board or the committee, options or bonus stock may be granted to individuals who are non employees but contribute to the success of the Company. All of our employees, officers, directors and consultants are eligible to participate under the Stock Option and Stock Award Plan. On December 4, 2003, the Board of Directors approved a total of 30,000 shares under the plan to consultants of the Company that, to date, have not been issued. As of February 13, 2007 2,145 shares remain available for issuance under the Plan.

On December 4, 2003, the Board of Directors approved a total of 9,200,000 options to purchase common stock to employees and Directors that vest according to various individual employee contracts. The options were granted at the market price on December 4, 2003. During February 2005 the Board of Directors approved 2,000,000 options to purchase common stock to officers of the Company that had a vesting schedule through the first quarter of FY 2006. Additionally, during February 2005, the Board of Directors approved the issuance of 2,000,000 shares of restricted stock to officers that to date have been accrued but have not been issued. During 2006, the Board of Directors approved the issuance of 6,650,000 shares of restricted stock to officers and employees that to date 4,987,500 shares have been accrued but have not been issued.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information, to the best of our knowledge as of February 13, 2007, regarding beneficial ownership of our common stock by:

     * each person known to us to own beneficially more than 5% of our common stock;

     *   each of the named executive officers;

     *   each of our directors; and

     *   all executive officers and directors as a group.

     Beneficial ownership is determined based on the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable, or exercisable within 60 days of October 31, 2006, are counted as outstanding. These shares, however, are not counted as outstanding for purposes of computing the percentage ownership of any other person. Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.

                                                Amount and
                                                 Nature of
                                                 Beneficial        Percent of
Name and Address of Beneficial Owner              Ownership         Class (1)
------------------------------------            -----------        ----------
Principal Shareholders:
Kirsten Bringhurst Cysewski (2)                   2,015,000            6.86%
Marvin Erickson (3)                               4,554,963           14.16%
Daniel Osorio (4)                                 1,620,000            5.24%
WAJ Enterprises LLC (5)                           2,350,985            7.95%

Officers and Directors(6)
Dan Driscoll (7)                                  1,613,677            5.24%

Robert E. Holt(8)                                 9,428,555           24.63%
Curt Schaffer                                        --                 --
Cortney L. Taylor (9)                             4,540,000           13.44%
Bennie L. Williams (10)                           2,023,555            6.53%
All Officers and Directors as a Group
  (5 persons) as of January 31, 2007             17,605,787           38.56%
------------------------------------

(1) Beneficial ownership is determined based on the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable, or exercisable within 60 days of October 31, 2006, are counted as outstanding. These shares, however, are not counted as outstanding for purposes of computing the percentage ownership of any other person. Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.
(2)       Includes  1,925,000  shares  held of  record by  Kirsten R  Bringhurst
          Living Trust
(3) Includes 2,125,000 shares which could be acquired within 60 days upon conversion of convertible notes payable, 120,000 shares which could be acquired within 60 days upon exercise of options at an exercise price of $0.72 per share that expire upon payoff or conversion of notes payable, 60,000 shares which could be acquired within 60 days upon exercise of options at an exercise price of $0.12 per share that expire upon payoff or conversion of notes payable and 400,000 shares which could be acquired within 60 days upon exercise of options at an exercise price of $0.04 per share that expire upon payoff or conversion of notes payable.
(4) Includes 400,000 options that could be acquired within 60 days upon exercise of options at an exercise price of $0.13 and 1,125,000 shares of restricted stock that will vest within 60 days of October 31, 2006
(5) Includes 200,000 options that could be acquired within 60 days upon exercise of options at an exercise price of $0.14 per share that expire upon payoff of notes payable.
(6) The mailing address for each of Videolocity's officers and directors is PO Box 1929, Sandy, Utah 84091.
(7) Includes 500,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.13 per share and 888,555 shares of restricted stock that have been granted and to date not issued.
(8) Includes 4,500,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.13 per share and also includes 1,000,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.09 per share and 3,388,555 shares of restricted stock that has been granted and to date not issued.
(9) Includes 900,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.13 per share and 1,000,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.09 per share and 2,500,000 shares of restricted stock that has been granted and to date not issued.
(10) Includes 700,000 shares which could be acquired within 60 days upon exercise of outstanding options at an exercise price of $0.13 per share, 888,555 shares of restricted stock that have been granted and to date not issued

Item 12.  Certain   Relationships   and  Related   Transactions   and   Director
          Independence

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

EMCI purchased certain assets of the company and has agreed to further develop and market such products while providing a license to Videolocity to continue to market and sale the products and services on a non-exclusive basis. EMCI has retained and the Board of Directors of Videolocity have approved both the CEO and the CFO to serve as executives of EMCI's new company. Both the CEO and CFO will be compensated for their executive functions directly from EMCI and will hold certain non-controlling equity in that entity.

We have identified Dan Driscoll and Curt Schaffer as independent directors as they are not employees, do not participate in management decisions, and currently do not hold five percent of our outstanding common stock. Although Mr. Driscoll potentially could own 5.24 percent upon certain events, he currently does not hold 5 percent.

Item 13. Exhibits

     (a) List of documents filed as part of this report:

         1. Financial Statements - Included in Part II, Item 7 of this report

                    Report of Independent Certified Public Accountant

                    Consolidated Balance Sheet as of October 31, 2006

                    Consolidated Statements of Operations for the year ended October 31, 2006 and the year ended October 31, 2005 and the period May 26, 2000 (inception) to October 31, 2006

                    Statement of Changes in Stockholders' Deficit for the period May 26, 2000 (inception) to October 31, 2006

                    Consolidated Statements of Cash Flows for the year ended October 31, 2006 and the year ended October 31, 2005 and the period May 26, 2000 (inception) to October 31, 2006

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

     10.14(6)       Settlement Agreement with 5th Digit, LLC and Istream TV

     10.15(6)       Strategic    Alliance    Agreement    with   OnSat   Network
                    Communications

     10.16(6)       Tech Flex Funding Dealer Marketing Agreement

     10.17(6)       Value Added Reseller Agreement with Viator Networks, Inc.

     10.18(6)       Specimen promissory note

     10.19(7)       Operating Agreement with E. Oliver Capital Group LLC.

     10.20          Technology  Transfer  and  Assignment  Agreement  and Mutual
                    Release

     10.21          Sale and Purchase Agreement

     16.1(8)        Letter regarding change in certifying accountant

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

     (7) Incorporated by reference to the Form 10-KSB for the fiscal year ended October 31, 2005

     (8) Filed as exhibit to Form 8-K Current Report Dated March 10, 2004.

     (b) Reports on Form 8-K

                  None

Item 14. Principal Accountants Fees and Services

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approves, in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     Audit Fees
     ----------

The aggregate fees billed by our independent auditors, Madsen & Associates, CPA's, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending July 31, 2006, April 30, 2006 and January 31, 2006 were approximately $10,500. To date, we have not been billed by Madsen & Associates, CPA's for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006.

     Audit Related Fees
     ------------------

For the fiscal years ended October 31, 2006 and 2005, there were no fees billed for assurance and related services by Madsen & Associates, CPA's relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the fiscal years ended October 31, 2006 and 2005, there were no fees billed by Madsen & Associates, CPA's for tax compliance, tax advice and tax planning.


     We do not engage Madsen & Associates, CPA's for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Madsen & Associates, CPA's to provide compliance outsourcing services.

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

                                     Videolocity International, Inc.



                                      By:  /S/   DAN DRISCOLL
                                           -----------------------------
                                           Dan Driscoll
                                           Chairman
Dated: February 13, 2007


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                              Title                      Date
              ---------                              -----                      ----



By:     /S/   DAN DRISCOLL
   ----------------------------------                                         February 13, 2007
         Dan Driscoll                        Chairman and Director


By:      /S/   ROBERT E. HOLT
   ----------------------------------        President, CEO and Director      February 13, 2007
         Robert E. Holt                      (Principal Executive Officer)


By:      /S/   Curt Schaffer
   ----------------------------------         Director                        February 13, 2007
         Curt Schaffer


By:      /S/   CORTNEY L. TAYLOR
   ------------------------------             C.F.O.                          February 13, 2007
         Cortney L. Taylor                    (Principal Financial
                                              and Accounting Officer)

                         VIDEOLOCITY INTERNATIONAL, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                October 31, 2006

                                 C O N T E N T S


Independent Auditors' Report ................................................ 40

Balance Sheet................................................................ 41

Statements of Operations .................................................... 42

Statements of Stockholders' Equity  ......................................... 43

Statements of Cash Flows .................................................... 45

Notes to the Financial Statements ........................................... 47

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



Board of Directors
Videolocity  International, Inc. and Subsidiaries
Park City, Utah

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Videolocity International, Inc. and Subsidiaries (A development stage company) at October 31, 2006 and the related statements of operations, stockholders' deficit , and cash flows for the years ended October 31, 2006 and 2005 and the period May 26, 2000 (date of inception) to October 31, 2006 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Videolocity International, Inc. and Subsidiaries at October 31, 2006 and the related statements of operations, stockholders' deficit, and cash flows for the years ended October 31, 2006 and 2005 and the period May 26, 2000 to October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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



Murray,  Utah
February  9, 2007
                                               s/Madsen & Associates, CPA's Inc.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                October 31, 2006

                                     ASSETS


 CURRENT ASSETS
    Cash                                                          $    13,416
                                                                  -----------
             Total current assets                                      13,416

    Property and equipment, at cost, net                              541,147
    Technology                                                        150,000
    Other assets                                                       26,493
                                                                  -----------

                                                                  $   731,056
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT




 CURRENT LIABILITIES
    Accounts payable                                              $   485,924
    Accrued liabilities                                             4,041,685
    Accrued interest payable                                          655,366
    Notes payable                                                     990,000
    Current portion of long term obligations - capital lease          279,372
                                                                     ---------
             Total current liabilities                              6,452,347

    Long term obligations less current portion - capital lease        105,711
    Notes payable - related parties                                   125,000
    Notes payable                                                   1,379,800
    Compensation debenture                                            320,000

 MINORITY INTERESTS                                                     4,866

 COMMITMENTS AND CONTINGENCIES                                             --

 STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 100,000,000 shares
      authorized, 28,057,277 issued and outstanding                    28,057
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized none outstanding                                        --
    Additional paid-in capital                                      6,951,112
    Deficit accumulated during the development stage              (14,635,837)
                                                                  -----------
             Total stockholders' deficit                           (7,656,668)
                                                                  -----------
                                                                  $   731,056
                                                                  ===========

        The  accompanying  notes are an integral  part of this statement.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 From
                                                      Year ended             May 26, 2000
                                                      October 31,               Through
                                              ---------------------------     October 31,
                                                 2006            2005            2006
                                             ------------    ------------    ------------
Revenues                                     $       --     $     114,420    $    124,645
Cost of Goods Sold                                   --            86,219          94,948
                                             ------------    ------------    ------------
Gross Profit                                         --            28,201          29,697

Operating expenses
   Salaries, payroll taxes,
     and employee benefits                        471,322       3,110,531       7,103,307
    Professional fees and consultants              71,510          82,862       1,409,546
    Technology development consulting              16,455         237,113         866,725
    Directors compensation                          9,990         200,000         304,990
    Rent                                           21,000          48,000         325,305
    Provision for bad debts                         1,091            --           601,091
    Travel , conventions, meals
      and entertainment                            42,436          30,647         280,369
    Depreciation and amortization                  56,446          33,163         235,250
    Utilities                                       6,233          18,234         116,082
    Write off of goodwill                            --              --           958,628
    Other                                          29,166          48,786         641,149
                                             ------------    ------------    ------------
                                                  725,649       3,809,336      12,842,442
                                             ------------    ------------    ------------

             Operating loss                      (725,649)     (3,781,135)    (12,812,745)


Interest income                                      --              --             5,578
Legal Settlement and loss of loan fees               --          (103,033)       (200,433)
Gain on sale of stock, net                           --              --           338,049
Interest and beneficial conversion expense       (273,979)       (346,942)     (2,344,430)
Gain on transfer of license agreements
  and technology                                  357,147            --           471,656
Expense for stock options on guarantee               --           (19,526)        (88,646)
Minority interests                                   --              --            (4,866)
                                             ------------    ------------    ------------
             Loss before income taxes            (642,481)     (4,250,636)    (14,635,837)
Income taxes                                         --              --              --
                                             ------------    ------------    ------------


             NET LOSS                        $   (642,481)   $ (4,250,636)   $(14,635,837)
                                             ============    ============    ============

Loss per common share
    Basic and Diluted                        $      (0.03)   $      (0.22)

Weighted-average common and dilutive
    common equivalent shares outstanding
    Basic and Diluted                          25,328,915      19,479,625




               The accompanying notes are an integral part of these statements.

                                                   Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

        For the period May 26, 2000 (inception) through October 31, 2000, and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
            October 31, 2004, October 31, 2005 and October 31, 2006



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


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

        For the period May 26, 2000 (inception) through October 31, 2000, and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
            October 31, 2004, October 31, 2005 and October 31, 2006

Balance at October 31, 2003                        --      $      --        6,346,996    $     6,347    $ 4,083,060   $(7,585,101)

Fees related to eFees related to Equity
Distribution  Agreement                            --             --              --              --       (390,000)         --

Issuance of stock options for:
                                Guarantee          --             --             --              --          69,120          --

                                 Services          --             --             --              --          46,316          --

                                     Loan          --             --             --              --         140,432          --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          736,500            736        215,464          --

                                 Services          --             --          500,000            500         87,500          --

                                     Cash          --             --          500,000            500        224,500          --

                   Cash under Equity Line          --             --          140,746            141         37,859          --

                       Conversion of debt          --             --        6,429,056          6,429      1,580,851          --

                    Stock incentive plans          --             --          770,000            770        144,081          --

                         Legal settlement          --             --           80,000             80         22,320          --

Net loss for the year                              --             --             --               --             --    (2,157,619)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2004                        --      $      --       15,503,298    $    15,503    $ 6,261,503   $(9,742,720)

Issuance of stock options for:
                                     Loan          --             --             --              --          19,526          --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --           36,667             37          2,796          --

                   Cash under Equity Line          --             --        6,330,100          6,331        323,669          --

                       Conversion of debt          --             --        1,489,334          1,489        210,609          --

                    Stock incentive plans          --             --           48,800             49         36,551          --

                         Legal settlement          --             --           30,000             30          1,170          --

Net loss for the year                              --             --             --               --             --    (4,250,636)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2005                        --      $      --       23,438,199    $    23,439    $ 6,855,824  $(13,993,356)


Issuance of common stock for:
    Bonus interest and extensions on debt          --             --        1,822,800          1,821         45,135          --

                       Conversion of debt          --             --        2,777,778          2,778         37,222          --

                    Stock incentive plans          --             --           18,500             19         12,931          --

Net loss for the year                              --             --             --               --             --      (642,481)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2006                        --      $      --       28,057,277    $    28,057    $ 6,951,112  $(14,635,837)
                                            ============   ===========     ==========    ===========    ===========  ============


                              The accompanying notes are an integral part of this statement.


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  From
                                                                                For the year ended            May 26, 2000
                                                                                   October 31,                 (inception)
                                                                         --------------------------------        Through
                                                                               2006             2005        October 31, 2006
                                                                         ---------------  ---------------  -------------------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                           $    (642,481)   $  (4,250,636)     $ (14,635,837)
       Adjustments to reconcile net loss to
         net cash provided by ( used in) operating
         activities
             Minority interests                                                       -                -              4,866
             Provision for bad debts                                              1,091                -            601,091
             Write off of goodwill                                                    -                -            958,628
             Gain on sale of investment stock                                         -                -           (338,049)
             Gain on transfer of license                                              -                -           (114,509)
             Loss on write-off of loan fees                                           -          100,000            100,000
             Depreciation and amortization                                       56,446          143,376            345,468
             Interest expense recognized on beneficial conversion                     -                -            423,900
             Issuance of common stock under stock plans                          12,950           36,600            823,508
             Issuance of common stock for services                                    -                -            553,832
             Issuance of common stock for interest                               46,956            2,833            556,881
             Options issued on guarantee, services, and loans                         -           19,526            275,394
             Issuance of common stock for legal settlement                            -                -             22,400
             Changes in assets and liabilities
                Other assets                                                     32,954           37,546           (126,493)
                Accounts receivable                                                   -            7,947             (1,091)
                Accounts payable and accrued liabilities                        541,948        2,947,780          4,080,832
                Accrued interest                                                166,796          221,707            874,744
                                                                         ---------------  ---------------  -------------------

                  Total adjustments                                             859,141        3,517,315          9,041,402
                                                                         ---------------  ---------------  -------------------

                  Net cash provided by ( used in) operating activities          216,660         (733,321)        (5,594,435)
                                                                         ---------------  ---------------  -------------------

    Net cash flows from investing activities
       Investment stock and licenses, net                                             -                -            555,791
       Increase in notes receivable                                                   -                -           (600,000)
       Purchase of technology                                                  (150,000)               -           (150,000)
       Purchase of property and equipment                                          (515)               -           (165,492)
                                                                         ---------------  ---------------  -------------------

                  Net cash flows used in investing activities                  (150,515)               -           (359,701)
                                                                         ---------------  ---------------  -------------------

    Cash flows from financing activities
       Increase in notes payable                                                      -          615,000          4,809,800
       Payments on notes payable                                                (55,000)         (25,000)           (80,000)
       Proceeds from long term obligations                                            -                -            357,000
       Payments on long term obligations                                              -          (40,104)          (181,554)
       Proceeds from issuance under equity line                                       -                -             38,000
       Proceeds from issuance of common stock                                         -                -          1,024,306
                                                                         ---------------  ---------------  -------------------

                  Net cash (used in) provided by financing activities           (55,000)         549,896          5,967,552
                                                                         ---------------  ---------------  -------------------

                  Net increase (decrease) in cash                                11,145         (183,425)            13,416

Cash at beginning of period                                                       2,271          185,696                  -
                                                                         ---------------  ---------------  -------------------

Cash at end of period                                                     $      13,416    $       2,271      $      13,416
                                                                         ===============  ===============  ===================

                        The accompanying notes are an integral part of these financial statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


 Supplemental disclosures of cash flow information
 -------------------------------------------------
    Cash paid during the period for
       Interest                                                         $          --    $             -           $      -
       Income taxes                                                                --                  -                  -

                                                    (continued)





Noncash investing and financing activities
------------------------------------------

During the year ended October 31, 2006 the Company transferred $255,395 from long term obligations- capital lease to accrued liabilities to reflect lease payments made on behalf of the Company by a third party guarantor. The Company also issued 2,777,778 shares of common stock to retire $40,000 of its compensation debenture.

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

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Organization and business activity. Videolocity International, Inc. (the Company) is a Nevada corporation organized on November 5, 1985 under the name Pine View Technologies. On November 27, 2000 the Company's name was changed to Videolocity International, Inc. On December 4, 2000, the Company acquired Videolocity Inc. in a transaction recorded as a recapitalization of the Company with the Company being the legal survivor and Videolocity Inc. being the accounting survivor and the operating entity. Videolocity, Inc., the accounting survivor, was founded on May 26, 2000. After the recapitalization, approximately 82 percent of the outstanding shares of the Company were held by former shareholders of Videolocity, Inc. The Company and its subsidiaries were established to develop and market systems for the delivery of video on demand, high speed internet access, and other content to end users such as hotels, hospitals, and condominiums.

At October 31, 2006, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company has recorded minimal revenue from its planned principal operations.

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

2. Principles of consolidation. The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries, Videolocity Inc., Videolocity Technologies Inc., Hospitality Concierge Inc., Videolocity Direct, Inc., Fifth Digit Technologies, LLC. and the Company's 94 percent owned subsidiary Healthcare Concierge, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

3. Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting periods. Actual results could differ from those estimates.

4. Revenue recognition. The Company will be installing the equipment needed to deliver digital entertainment, video on demand, games and informational content to selected end users such as hotels, hospitals, and condominiums. The Company will recognize pay-per-view revenue at the time of viewing, net of estimated denials. In addition to video and games on demand, revenue from high-speed internet access will be recognized over the period when access is provided. Revenue from other subscriber services will be recognized in the period that services are delivered.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


5. Depreciation and amortization. Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight-line method of depreciation is followed for financial reporting purposes. Accelerated methods of depreciation are used for tax purposes.

6. Cash and cash equivalents. The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

7. Fair value of  financial  instruments.  The carrying  value of the  Company's
cash,  accounts  receivable,   accounts  payable,  accruals  and  notes  payable
approximate their fair values due to their short-term nature.

8. Income taxes. The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

9. Research and development costs. The Company conducts research and development to develop new products or product improvements/enhancements. Research and development costs, which includes, but is not limited to salaries, technology consulting, and various computer equipment components, have been charged to expense as incurred.

10. Stock options. The Company adopted Statement of Financial Accounting Standards No. 123 R (revised 2004) as of February 1, 2006 which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. Prior to February 1, 2006, we accounted for our stock option and incentive plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, compensation costs for stock options were measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

11. Concentrations. Financial instruments that potentially subject the Company to significant concentration of credit risk consist of notes payable and a compensation debenture.

12. Loss per share. Basic earnings (loss) per share (EPS) are calculated by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes E, F, K and M are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

13. Advertising costs. Advertising and marketing costs are expensed as incurred.

14. Reclassifications. Certain reclassifications have been made to the 2005 financial statements to conform with the 2006 presentation.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006


NOTE B - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $14,635,837 from May 26, 2000 (inception) through October 31, 2006 including a loss of $642,481 for the year ended October 31, 2006. Current liabilities exceed current assets by $6,438,931 October 31, 2006. The Company has recognized minimal revenue during its developmental stage (from May 26, 2000 (inception) through October 31, 2006), which raises substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its current obligations on a continuing basis, to obtain financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company needs to obtain capital, either long-term debt or equity to continue the implementation of its overall business plan. The Company plans on pursuing the additional capital necessary to continue its overall business plan. Additionally, the Company is in the process of reviewing all funding alternatives currently available (Note O).

NOTE C - OTHER ASSETS

At October 31, 2006, other assets consisted of the following:



     Non trade receivables                                 $     1,316
     Deposits                                                   25,177
                                                           ---------------

                                                           $     26,493
                                                           ===============


NOTE D - PROPERTY AND EQUIPMENT

At October 31, 2006, property and equipment and estimated useful lives consist of the following:

                                                              Amount      Years
                                                            ----------  --------

     Equipment                                             $ 165,492    3-5
     Equipment under capital lease                           657,613    3-5
                                                            ----------
                                                             823,105
     Less accumulated depreciation and amortization          281,958
                                                            ----------

                                                           $ 541,147
                                                            ==========

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006

NOTE E - ACCRUED LIABILITIES

At October 31, 2006, accrued liabilities consisted of the following:



         Payroll, payroll taxes, and related amounts        $     3,272,011
         Director and consultant compensation                       212,990
         Capital lease paid on Company's behalf  (Note G)           550,044
         Other                                                        6,640
                                                              -------------

                                                            $     4,041,685
                                                              =============

NOTE F - NOTES PAYABLE

At October 31, 2006 the Company has notes payable totaling $2,494,800 due to various individuals and companies including $125,000 to current related parties including Board of Directors and Management. Of the total, $370,000 is written at 12% simple interest, $1,279,800 is written at 8 percent simple interest and $845,000 has no stated interest rate. Interest has been imputed from the date of issuance on all non-interest bearing notes payable. Of the total notes payable $662,800 is convertible into 4,049,921 shares of common stock at the option of the debt holder in the following amounts: $167,800 is convertible at $1.00 per share, $60,000 is convertible at $0.72 per share, $10,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share, $15,000 is convertible at $0.12 per share and $80,000 is convertible at $0.04 per share. The notes payable have maturities as follows: $50,000 matured during August 2003, $25,000 matured during November 2003, $250,000 matures during December 2006, $1,034,800 matures during December 2007, $120,000 matures during January 2008, $535,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $320,000 is due on a schedule of $10,000 per week until paid in full using advances under the Company's Standby Equity Line (Note M) and $160,000 (original $215,000) is due on a set schedule of $5,000 per month (noted below). Approximately $395,000 is past due as of October 31, 2006.

In prior periods, the Company has issued options to purchase 1,200,000 shares of Company stock under certain of the notes payable originated in the following amounts: 400,000 shares at $0.77 per share, 120,000 shares at $0.72 per share, 20,000 shares at $0.50 per share, 200,000 shares at $0.14 per share, 60,000 at $0.12 per share and 400,000 at $0.04 per share. All options granted in conjunction with new notes payable were granted at or above the fair market value on the date the notes payable were originated. Where necessary, the value of the options granted was based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model. Expense was recognized at the time the options became exercisable.

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $235,000 to related parties. During the year ended October 31, 2004, the Company converted a total of $535,000 of notes payable under the UCC-1 into common stock of the Company including $135,000 to related parties. During the year ended October 31, 2005, the Company converted $100,000 of notes payable under the UCC-1 into common stock of the Company and paid back $20,000, and during the year ended October 31, 2006 the Company paid back $55,000 of notes payable under the UCC-1. As of October 31, 2006 there remains a total of $790,000 of notes payable that were originally under the UCC-1. During the year ended October 31, 2006, while obtaining extensions on $630,000 of the remaining UCC-1 notes, the Company received a release from "any and all security interest in debtors intellectual properties and assets to include proceeds and products of collateral" which released the UCC-1 for those signing extensions. The Company signed an agreement for the remaining $160,000 (originally $215,000) as noted below.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006


On February 6th, 2003 the Company received a formal notice of default regarding a $215,000 note payable under the UCC-1. During the year ended October 31, 2005, the Company received a demand notice on the $215,000 note payable. On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the $215,000 note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder. The company has made all required payments through October 31, 2006 (totaling $55,000) and as of October 31, 2006 has $65,000 owing to fulfill it's obligation under the agreement.

NOTE G - LONG TERM OBLIGATIONS - CAPITAL LEASE

During the year ended October 31, 2004, the Company signed a capital lease agreement that included approximately $658,000 in equipment and approximately $357,000 in operating capital. The lease terms require approximately $26,000 in monthly payments over a 48 month term. The lease was guaranteed by an unrelated privately held Company. The privately held Company was granted 1,000,000 options to purchase common stock at $0.20 per share that expired February 4, 2006. Additionally, there was a clause that if the Company's outstanding shares surpassed 20,000,000 prior to February 4, 2006, the privately held Company would be granted additional options at the then current market price to purchase shares equal to 2.5 percent of the then outstanding shares of the Company. This clause also expired on February 4, 2006. Expense recognized for the period ended October 31, 2004 related to these options totaled $69,120. The equipment was recorded as equipment under capital leases. During the year ended October 31, 2005 and subsequently, the Company has been unable to make the required payments on the lease and the guarantor has made approximately $550,000 in lease payments on behalf of the Company. The amounts paid on behalf of the Company have reduced the outstanding balance on the lease and have been recorded as accrued liabilities of the Company (Note E).

The following is a schedule by year of future minimum payments under long term obligations, together with the present value of the net payments as of October 31, 2006:


                                                        Cash
                                                    proceeds from
                                        Equipment       Lease        Total
                                        ----------   ----------   ----------
    Through October 31, 2007            $  197,098   $  106,033   $  303,131
    Through October 31, 2008                72,819       35,344      108,163
    Thereafter                                --           --           --
                                        ----------   ----------   ----------

Total minimum payments                     269,917      141,377      411,294

Less amount representing interest           17,849        8,362       26,211
                                        ----------   ----------   ----------

Present value of net minimum payments      252,068      133,015      385,083

Less current portion                       181,068       98,304      279,372
                                        ----------   ----------   ----------

Long-term portion                       $   71,000   $   34,711   $  105,711
                                        ==========   ==========   ==========

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006


NOTE H - JOINT VENTURE, TECHNOLOGY AND DEFERRED REVENUES

On December 1, 2005, the Company entered into an operating agreement with E. Oliver Capital Group LLC toward the formation of a joint venture (EOCG Media
LLC) between Videolocity International, Inc. and E. Oliver Capital Group LLC. Under the agreement, Videolocity was required to assign all rights to Videolocity's Intellectual Property Technology, which included Videolocity's Digital Entertainment System and related services, trade secrets, patents, copyrights; and any other intellectual property rights including High Speed Internet Access together with digital streaming video technology, existing license agreements and agreements for Video-on-Demand programming for the Digital Entertainment System. To that end Videolocity obtained shareholder approval for the sale and assignment, during the first quarter of the year ended October 31, 2006, for the sale, transfer, reassignment of the Company's Intellectual Property Technology and made the transfer/assignment.

Under the agreement E. Oliver Capital Group LLC was required to make an initial advance to Videolocity as well as provide additional advances which were the funds required to maintain corporate functions of Videolocity including SEC reporting, legal, audit, public relations, investor relations, and general business based on the budgets provided by Videolocity. The amounts forwarded to Videolocity were to be advances against future revenues of EOCG Media LLC.
Videolocity was entitled to distributions from the joint venture only from revenue transactions of the joint venture including technical transfer fees and licensing fees as follows: Videolocity International, Inc. shall receive (i)100% of all technical transfer fees (the mark up over cost and installation of equipment deployed) and the first 5 percentof the net licensing fees derived by the LLC in licensing the Intellectual Property Technology from the current version 1.0 of the Intellectual Property Technology and (ii) twenty-five percent (25%) of the technical transfer fees and the first 5% of the net licensing fees derived by the LLC in licensing version 2 of the intellectual property technology currently in development. All advances were to be recouped through distributions from the joint venture and prior to Videolocity receiving additional cash distributions of revenue from the joint venture. As funds were advanced toward these future revenues from E. Oliver Capital Group LLC to Videolocity they were recorded as deferred revenue. During the year ended October 31, 2006, the Company recorded approximately $357,000 as deferred revenue in the financial statements under the agreement.

On September 8, 2006 the Company delivered a formal default notification to E Oliver Capital Group LLC because of its failure to contribute funds and make cash advances to Videolocity as required under the Operating Agreement. On September 22, 2006, the demand was made for the immediate withdrawal of E Oliver Capital Group LLC from the joint venture (EOCG Media LLC) as well as the immediate reassignment of all rights to the Intellectual Property Technology, which includes the DES tm and related services, trade secrets, patents, copyrights; and any other intellectual property rights including High Speed Internet Access together with digital streaming video technology, existing license agreements and agreements for Video-on-Demand programming for DES tm previously assigned by Videolocity pursuant to the Operating Agreement and/or Joint Venture Agreements.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006

After weeks of negotiations and upon the advice of legal counsel to avoid what counsel perceived could be a lengthy legal battle, which the Company potentially could not survive, on October 10, 2006 the Company reached a compromise agreement with E. Oliver Capital Group LLC. The agreement consisted of Videolocity purchasing and E. Oliver Capital Group LLC reassigning all of the Intellectual Property Technology originally transferred to the joint venture; and any other intellectual property rights including High Speed Internet Access together with digital streaming video technology, existing license agreements and agreements for Video-on-Demand programming. The agreement required the transfer, sell, assignment, and conveyance to Videolocity all of the right, title and interest to the Intellectual Property Technology. The Company paid $150,000 and also granted a non-exclusive worldwide license to the Intellectual Property and an exclusive license within certain territories within the Carribbean for a term of five years. It further provided that with respect to the exclusive licensed territory in which assignor does not secure an agreement to provide the intellectual property technology to an end-user within the exclusive licensed territory, the term of the exclusive license for that exclusive licensed territory shall terminate two years from October 10, 2006. The agreement also stated that Videolocity does not assume, or otherwise become responsible for any liabilities, obligations or expenses of E. Oliver Capital Group LLC during their ownership of the Intellectual Property and released each party to the agreement from any and all claims presently known or unknown at the time of the agreement. Under the agreement, the Company had completed all requirements to E. Oliver Capital Group LLC under the original and the compromise agreement and transferred the approximately $357,000 of deferred revenue into "gain on transfer of license agreement and technology".

NOTE I - INCOME TAXES

The Company has sustained losses in all periods presented. Consequently, there is no income tax provision or benefit for the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was approximately $237,000 for the year ended October 31, 2006 (approximately $1,572,000 for the year ended October 31, 2005 and approximately $5,208,000 for the period May 28, 2000 (inception) through October 31, 2006).

As of October 31, 2006, the Company has net operating loss carryforwards for tax reporting purposes of approximately $10,500,000 expiring through 2026. Reconciliation of income taxes computed at the federal statutory rate and income tax expense are as follows:




                                   May 28,2000                  Cumulative
                                   (inception)                     from
                                   Year ended     Year ended     through
                                   October 31,    October 31,   October 31,
                                      2006           2005         2006
                                  ------------   ------------   ------------
Current
    Federal income taxes at
      statutory rate             $  (218,240)   $(1,445,216)   $(4,975,980)
    State income taxes net of
      federal benefit                (21,029)      (140,181)      (477,973)
 Change in valuation allowance       236,674      1,572,486      5,207,559
 Other                                 2,595         12,911        246,394
Deferred                                --             --             --
                                 -----------    -----------    -----------
                 Total           $      --      $      --      $      --
                                 ===========    ===========    ===========

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006


Deferred taxes consist of the following:

                                             Year ended      Year ended
                                             October 31,    October 31,
                                                2006            2005
                                             ------------   ------------
  Current deferred taxes
   Allowance for doubtful accounts           $     -         $   223,800
   Deferred Compensation                        1,274,408      1,068,344
                                             ------------    -----------
           Total                                1,274,408      1,292,144
   Less valuation allowance                    (5,207,559)    (4,970,885)
                                             ------------   ------------
           Total                               (3,933,151)    (3,678,741)
Long term deferred taxes
   Accumulated depreciation                        (6,964)        (4,119)
   Net operating losses                         3,940,115      3,682,860
                                             ------------   ------------
           Total                             $  3,933,151    $ 3,678,741
                                             ------------   ------------
                                                    --             --
                                              ===========    ===========
NOTE J - LOSS PER SHARE

The following data shows the amounts used in computing net earnings (loss) per common share, including the effect on net earnings (loss) for preferred stock dividends. During FY 2001, earnings (loss) applicable to common stock includes a noncash imputed dividend to the preferred shareholders. The imputed dividend equaled the accretion of the redemption value on the Preferred Stock.

                                                                                   May 26,
                                                                               2000 (inception)
                                                                                   Through
                                                    Year ended October 31,       October 31,
                                                    2006             2005            2006
                                                 ------------    ------------    ------------


Net earnings (loss)                              $   (642,481)   $ (4,250,635)   $(14,635,837)
Imputed dividends on preferred stock                     --              --        (3,957,380)
                                                 ------------    ------------    ------------
Net earnings (loss) applicable to common stock   $   (642,481)   $ (4,250,635)   $(18,593,217)
                                                 ============    ============    ============

The following data was used in computing loss per share:

                                                                        May 26, 2000
                                                                         (inception)
                                                      Year ended           Through
                                                      October 31,        October 31,
                                                  2006         2005         2006
                                               ----------   ----------   ----------
Shares outstanding entire period               23,438,199   15,503,298    4,278,686
Net weighted-average shares issued during
   period                                       1,890,716    3,926,327    7,184,479
                                               ----------   ----------   ----------

Weighted average number of common shares and
   dilutive potential common shares used in    25,328,915   19,429,625   11,463,165
     diluted EPS                               ==========   ==========   ==========

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006

Shares issued in connection with the recapitalization have been included in the calculation of loss per share as though they were outstanding from inception. All common shares with dilutive potential described in Notes E, F, K and M are not included in the computation of diluted loss per share for periods of net loss because to do so would be anit-dilutive.



Earnings (loss) per share - basic and diluted

                                                                                    From
                                                                                 May 26, 2000
                                             Year ended        Year ended        (inception)
                                             October 31,       October 31,         Through
                                                2006              2005           Oct. 31, 2006
                                             -----------       -----------       -------------
  Earnings (loss) before imputed
     dividend                                $     (0.03)     $     (0.22)       $     (1.28)
  Imputed dividend - (accretion)                       -                -              (0.34)
                                             ------------      -----------       -------------

  Earnings (loss) per share attributable
     to common shareholders - basic
     and diluted                              $    (0.03)      $    (0.22)       $     (1.62)
                                              ===========       ==========       ============

NOTE K - STOCK INCENTIVE PLANS

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

The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004) as of February 1, 2006 which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. This Standard applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Under the Standard, the cumulative effect of initially applying the Statement, if any, was recognized as of the required effective date and requires that all public entities that used the fair-value-based method of either recognition or disclosure under Statement 123 apply this Statement using a modified version of prospective application. This transition method required that compensation cost be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement
123. During March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") providing supplemental guidance for the implementation of Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R). We adopted Statement 123(R) using the modified prospective transition method. In accordance with that method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R). Share-based compensation expense recognized during 2006 under Statement 123(R) would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006 of which the Company had none, and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As of October 31, 2006, the Company has two share-based compensation plans and, in addition, has approved and issued stock outside the plans as described below.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006


On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified key employees. The Company reserved 1,000,000 common shares that can be issued under the plan. Awards made under the plan are issued in units with each unit being convertible into one share of common stock at the option of the holder. The plan units vest, generally, over three years as specified in each individual grant. The individual units are issued with a strike price of $0.00. Accordingly, compensation expense is incurred by the Company over the vesting periods and is calculated using the stock price on the grant date times the number of shares vesting. Through October 31, 2006, the Company has granted 998,384 plan units of which 998,384 units have vested and have been exercised under the plan.

On March 26, 2002 the Company filed an additional stock option and stock award plan. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. Through October 31, 2006, the Company has granted and issued a total of 467,855 shares under the Plan.

The Restated Articles of Incorporation, approved by a majority of the stockholders on November 15, 2000, authorizes the Board of Directors to issue, from time to time, without any vote or other action by the stockholders, any or all shares of the Corporation of any class at any time authorized, and any securities convertible into or exchangeable for such shares, in each case to such persons and for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine, provided that the consideration for the issuance of shares of stock of the corporation having par value shall not be less than such par value. Pursuant to the Articles of Incorporation, during December 2003, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 9,200,000 options to purchase Company common stock outside of the plans to employees and directors that vested at various times through FY 2004. During the year ended October 31, 2005, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 2,000,000 options to purchase Company common stock outside of the plans to employees that vest at various times through February 2007.

The  following  amounts  were  recognized  in  our  consolidated   statement  of
operations for share-based compensation for the years ended October 31:

                                                    ----------------------------
                                                       2006           2005
                                                    -----------    -------------
       Compensation Cost:
        Stock options                               $   12,950     $     36,600
        Restricted stock                                64,732          160,000
                                                    -----------    -------------

        Total share based compensation expense      $   77,682     $    196,600
                                                    ===========    =============

        Compensation expense per share:             $     0.01     $       0.09

We did not receive cash from stock option exercises for the years ended October 31, 2006 and 2005. Statement 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the year ended October 31, 2006 included non-cash compensation expense related to stock options of $12,950 and non-cash compensation expense in the amount of $64,732 related to non-vested shares (restricted stock).

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006

Pro Forma Information under Statement 123

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plan for the year ended October 31, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton option-pricing formula at date of grant and amortized to expense over the options' vesting periods.

                                                                                              Year
                                                                                             Ended
                                                                                          October 31,
                                                                                             2005
                                                                                      -----------------
     Net loss, as reported                                                              $   (4,250,636)
      Add: stock based employee compensation expense included in reported net loss             196,600
      Less: stock based employee compensation expense determined under fair value
     method, net of related tax effects                                                        (83,963)
                                                                                      -----------------

     Net loss, pro forma                                                                 $  (4,137,999)
                                                                                      =================
     Loss per share (basic and diluted)
     As reported                                                                         $       (0.21)
     Pro forma                                                                                   (0.22)

Stock Option Valuation and Expense Information under Statement 123(R)

During the year ended October 31, 2006 we did not grant stock options. As such, we did not value stock options during that period. All options granted previous to the Company's adoption of Statement 123(R) were 100 percent vested prior to the adoption of the Statement. In the future, if the Board of Directors grants additional stock options we plan to use the Black-Scholes-Merton option pricing model to determine the fair value of the options issued, which is an acceptable model in accordance with Statement 123(R). The Black-Scholes-Merton model requires the use of exercise data and the use of a number of behavior assumptions including the volatility of the stock price, the weighted average risk-free interest rate, dividend rate, and the weighted average expected life of the options.

Statement 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of Statement 123(R), we accounted for forfeitures as they occurred for the purposes of our pro forma information under Statement 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the years ended October 31, 2006 and 2005 are set forth in the table below.

                                                       July 31,      July 31,
                                                         2006          2005
                                                       ---------     ---------
      Weighted average fair value of options granted   $  0.00       $  0.09

      Dividend yield                                      0.0%          3.5%
      Weighted average risk-free interest                 0.0%          0.59%
      Weighted average expected volatility                0.0%          3.0%

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006

The following table summarizes stock option activity for the period May 26, 2000 (inception) through October 31, 2006:


                                               Shares             Weighted-average
                                                                   exercise price
----------------------------------      ---------------------     ------------------
Outstanding at May 26, 2000
  (inception)                                         --             $       -
  Granted                                             --             $       -
  Exercised                                           --             $       -
  Forfeited                                           --             $       -
----------------------------------      ---------------------     ------------------

Outstanding at October 31, 2000                       --             $       -
  Granted                                        490,833             $    1.13
  Exercised                                       (5,000)            $    1.00
  Forfeited                                           --             $       -
----------------------------------      ---------------------     ------------------

Outstanding at October 31, 2001                  485,833             $    1.14
  Granted                                        185,400             $    1.08
  Exercised                                      (36,684)            $    1.35
  Forfeited                                     (416,249)            $    1.01
----------------------------------      ---------------------     ------------------

Outstanding at October 31, 2002                  218,300             $    1.30
                                        ---------------------
  Granted                                             --             $       -
  Exercised                                     (119,400)            $    1.45
  Forfeited                                       (4,200)            $    1.40
----------------------------------      ---------------------     ------------------

Outstanding at October 31, 2003                   94,700             $    1.04
  Granted                                      9,955,000             $    0.13
  Exercised                                     (770,000)            $    0.19
  Forfeited                                       (2,400)            $    1.50
----------------------------------      ---------------------     ------------------

Outstanding at October 31, 2004                9,277,300             $    0.14
  Granted                                      2,020,000                  0.09
  Exercised                                      (48,800)                 0.75
  Forfeited                                           --                     -
----------------------------------      ---------------------     ------------------

Outstanding at October 31, 2005               11,248,500             $    0.12
  Granted                                             --                     -
  Exercised                                      (18,500)                 0.70
  Forfeited                                      (30,000)                (0.30)
----------------------------------      ---------------------     ------------------

Outstanding at October 31, 2006               11,200,000             $    0.12


Exercisable at  October 31, 2006              11,200,000             $    0.12


                                                               Weighted Average       Weighted Average
             Range of Exercise            Number           Remaining Contractual       Exercise Price
                 Prices          Outstanding / Exercisable      Life (Years)       Outstanding / Exercisable
                                 ------------------------- ---------------------   -------------------------
              $0.00 to 0.10       2,000,000 / 2,000,000           8.34                $0.09 / $0.09
              $0.11 to 0.20       9,200,000 / 9,200,000           7.10                $0.13 / $0.13
                                 ----------  ----------           ----                -----  -------
                                 11,200,000 /11,200,000           7.32                $0.12 / $0.12

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006


The Company's aggregate intrinsic value of stock options represents the difference between the closing stock price on October 31, 2006 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on October 31, 2006. Accordingly, the intrinsic value of options at October 31, 2006 is $0.00 because the Company does not have any in the money options as of that date. In the year ended October 31, 2006, 30,000 of vested options to purchase shares with a weighted average exercise price of $0.30 expired. The remaining outstanding share options expire in 2013 though 2015.

Non-Vested Shares (Restricted Stock)

Certain officers, directors and key employees have been awarded non-vested shares (restricted stock). Vesting applicable to non-vested shares (restricted stock) lapse based either on performance or service standards as determined by the Board of Directors. During the year ended October 31, 2005 as an incentive and to retain key individuals the Board of Directors approved 2,000,000 shares that vested quarterly through the first quarter of FY 2006. During the year ended October 31, 2006 as an incentive and to retain key individuals, the Board of Directors approved 6,650,000 shares that vest quarterly through the second quarter of 2007 (March 2007). The fair value of the non-vested shares is equal to the fair market value on the date of grant and is amortized ratably over the vesting period.

A summary of the status of non-vested shares (restricted stock) and changes as of October 31, 2006 is set forth below:

                                                                                         Weighted
                                                                                         Average
                                                                     October 31,        Grant-date
                                                                       2006             Fair Value
                                                                   --------------     --------------
      Non-vested shares outstanding, beginning of period                    --        $       --
      Granted                                                          6,650,000          0.01
      Vested                                                           3,879,167          0.01
      Forfeited/canceled                                                       --             --
                                                                   --------------

      Non-vested shares outstanding, end of period                     2,770,833      $   0.01
                                                                  ==============

Unrecognized Compensation Expense

As of October 31, 2006 unrecorded compensation costs related to awards issued under the Company's various share-based compensation arrangements are as follows:

                                                                                       Weighted
                                                                                       average
                                                                                      recognition
                                                                      October 31,       period
                                                                         2006          (months)
                                                                      -----------   ---------------
     Unrecognized compensation cost:
     Stock options, net of expected forfeitures                        $       -             -
     Non-vested shares (restricted stock) -- time based vesting            27,708           5.0
                                                                      -----------

     Total unrecognized compensation cost                              $   27,708           5.0

NOTE L - RELATED PARTY TRANSACTIONS

     As of October 31, 2006 the Company has 8% notes payable to current directors, and officers totaling $125,000. Additionally, the Company has eight percent (8.0%) notes payable originally totaling $215,000 to a private entity of which a former director is the manager. Under an agreement with the entity, the Company is required to pay $5,000 per month to the entity. Under that agreement during the year ended October 31, 2006 the Company paid $55,000 to the entity and the balance as of October 31, 2006 is $160,000. The Company has accounts payable totaling approximately $41,000 due to a former director at October 31, 2006. As of October 31, 2006 executive officers and directors of the Company own approximately 5% of the outstanding stock.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006


NOTE M - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE

During May 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Pursuant to the terms of the funding agreement with Cornell Capital, Videolocity had the right, but not the obligation, to require Cornell Capital to purchase shares of the company's common stock in amounts up to $350,000 per drawdown and up to $1 million per month to a maximum of $20 million over the 24 months following the effective date. The equity drawdowns were entirely at Videolocity's discretion and the agreement did not require minimum drawdowns. The effective date of the agreement was the date that the Securities and Exchange Commission first declared a registration statement effective registering the resale of the securities. The drawdowns were subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The Company filed an SB-2 on July 9, 2004 to register 19,314,099 shares of common stock and the SB-2 was declared effective by the Securities and Exchange Commission on July 22, 2004. As of October 31, 2006, the Company has issued 140,746 shares to Cornell and received $38,000 under the agreement.

As consideration for Cornell to enter into the agreement, the Company issued a $390,000, 5% convertible debenture. The principal and interest are due during May 2007. At the Company's option, the principal and interest due can be repaid or converted to common stock at a rate of 250% of the current closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P. or 100% of the lowest closing bid price of the Company's common stock for the three trading days immediately preceding the conversion date. At the holder's option, they may convert to the Company's stock until paid in full. The Company may redeem all or a portion of the outstanding principal at a redemption price of 120% multiplied by the portion of the principal sum being redeemed plus any accrued and unpaid interest. Through October 31, 2006, the holder has converted $70,000 of the debenture balance into 3,521,680 shares of the Company's common stock. The balance of the compensation debenture as of October 31, 2006 totals $320,000.

The Company placed 10,000,000 of the registered shares into escrow to facilitate drawdowns and the repayment of a $400,000 loan due to Cornell Capital Partners LP (Note F) and through October 31, 2006 has issued 6,330,100 shares under the Standby Equity Distribution Agreement using the proceeds to repay $330,000 of the loan. The balance of the loan at October 31, 2006 totals $70,000. The Company placed another 5,000,000 of the registered shares into escrow to facilitate repayment of a second loan due to Cornell Capital Partners LP totaling $250,000. The repayment of this loan begins subsequent to the completion of payments under the first loan. The Company has not issued any shares in repayment of the second loan. Those shares not issued under drawdowns or as repayment on the loans will be returned to the Company. As of October 31, 2006, the Company has 8,669,900 shares that remain in escrow. The shares held in escrow are not included in the Company's outstanding shares (15,000,000 held in escrow less 6,330,100 shares issued).

During August 2006 we received a formal demand letter from Cornell Capital regarding repayment of the two notes payable originally totaling $650,000 with a remaining balance of $320,000. The demand letter and subsequent correspondence demanded repayment of the notes on or before September 8, 2006. We have been in conversations with Cornell regarding setting up a new payment schedule to resolve this demand and as of October 31, 2006 have reached no agreement (Note
O).

NOTE N - COMMITMENTS AND CONTINGINCIES

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

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006

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

NOTE O - SUBSEQUENT EVENTS

Technology

As described in Note H, during the year ended October 31, 2006 the Company reached a settlement to purchase its assigned technologies from a joint venture after E Oliver Capital Group LLC failed to contribute the funds and make cash advances to the Company under the joint venture operating agreement. At that time, the Company did not have the necessary operating capital to continue operations which required that management and the Board of Directors explore a number of funding alternatives in order to keep the Company an operating entity. We borrowed $175,000 on a short term basis, from the principle of EMCI LLC, a private equity firm out of Weston, Florida, with our CEO personally guaranteeing that borrowed cash. $150,000 of that total was used to repurchase the previously assigned technology and $25,000 was borrowed for operating capital. As of October 31, 2006 the $150,000 paid for the technology is reported in our financial statements as an asset "technology" and the amount borrowed included within accounts payable reflecting the short term nature and the reality that at that time a note had not been signed as our CEO had provided a personal guarantee. During September, in discussions with funding alternatives, the Company had discussions with EMCI regarding the formation of a joint venture after the technology was able to be recovered. EMCI provided the funds required to have the intellectual properties reassigned. Further discussions were held regarding the formation of a joint venture with EMCI, however, due to certain collateral requirements of EMCI to assist in the further deployment and commercialization of the intellectual properties the joint venture would require the assignment of the technologies as the previous joint venture did. At that time, Videolocity had little or no capital and Videolocity's Board of Directors was left with little choice but to consider the sale of certain of its assets.

                Videolocity International, Inc. and Subsidiaries
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006

Subsequent to year end, management and the Board of Directors were unable to find other suitable funding to keep the company an operating entity other than an offer to purchase the technologies that had been reassigned. Videolocity did not have the operational capital to keep the Company an operating entity at that point in time. On December 11, 2006, the Board of Directors approved the sale of the technology that the Company had purchased during October. The sales price was set at $18,719,000 using a valuation of the technology's value when combined with a certain amount of operational capital. The purchase price is payable to the Company based on the following schedule and use of the technology assets:
(i) twenty-five percent (25%) of the technical transfer fees and the first 10% of the net licensing fees derived by Purchaser in licensing of the Assets currently in development or any subsequent version thereof; (ii) ten percent 10% of the net revenues derived by Purchaser's deployment any of the technologies beginning one year after effective date of the agreement; (iii) ten percent (10%) of the net revenues from all other products or services that uses a portion or all of the Intellectual Property Technology. Further, until the purchase price is paid in full the Company holds preferred shares of the Purchaser and retains an option to convert the remaining balance of the Purchase Price to equity in Purchaser's company at fair market value not to exceed five percent (5%) of purchaser's company. The purchaser is required to remit $30,000 per month to maintain our operations until the monthly installments generated through the purchaser's use of the technology is greater than $30,000 per month. In the event than the actual monthly revenues from the purchased use of the technology becomes greater than $30,000 the required installment will follow the sales price payable formula. Further, Videolocity was granted a non-exclusive right to use the intellectual properties to pursue any form of legal business to include the initial plan to deploy the products into the hospitality and residential markets.


Notes Payable

As of February 9, 2007 approximately $645,000 of notes payable are past due including $320,000 that we received a formal demand during August 2006 (Notes F and M).