Form 10QSB
period 2007-01-31
VIDEOLOCITY INTERNATIONAL INC
filed 2007-03-22
CIK 786771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the Quarterly Period ended January 31, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:



           Class                            Outstanding as of March 15, 2007
--------------------------                  ------------------------------------
       Common Stock,                                    30,640,610
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

Item 2.           Management's Discussion and Analysis or Plan of Operation...................... 18

Item 3.           Controls and Procedures........................................................ 22

                                     PART II

Item 1.           Legal Proceedings.............................................................. 22

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.................... 22

Item 3.           Defaults Upon Senior Securities................................................ 22

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

Item 5.           Other Information.............................................................. 23

Item 6.           Exhibits and Reports on Form 8-K............................................... 23

                  Signatures..................................................................... 24



                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                January 31, 2007

                                     ASSETS
 CURRENT ASSETS
    Cash                                                              $    26,501
                                                                      -----------
             Total current assets                                          26,501

 Property and equipment, at cost, net                                     538,303
 Technology                                                               148,157
 Other assets                                                              26,493
                                                                      -----------

                                                                      $   739,454
                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


 CURRENT LIABILITIES
    Accounts payable                                                  $   300,923
    Accrued liabilities                                                 4,548,476
    Accrued interest payable                                              714,026
    Notes payable                                                       1,954,800
    Notes payable - related parties                                       125,000
    Current portion of long term obligations - capital lease              285,717
                                                                       -----------
             Total current liabilities                                  7,928,942

    Long term obligations less current portion - capital lease             31,856
    Notes payable                                                         400,000
    Compensation debenture                                                308,000

 MINORITY INTERESTS                                                         4,866

 COMMITMENTS AND CONTINGENCIES                                                 --

 STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 100,000,000 shares
      authorized, 29,390,610 issued and outstanding                        29,391
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized none outstanding                                            --
    Additional paid-in capital                                          6,961,778
    Deficit accumulated during the development stage                  (14,925,379)
                                                                      -----------
             Total stockholders' deficit                               (7,934,210)
                                                                      -----------
                                                                      $   739,454
                                                                      ===========


        The accompanying notes are an integral part of these statements.


                Videolocity International Inc. and Subsidiaries
                         (A Development Stage Company)

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                                                           From
                                                                                          May 26,
                                                          Three months ended               2000
                                                              January 31,                 through
                                                     ----------------------------       January 31,
                                                         2007            2006               2007
                                                     ------------    ------------      ------------

Revenue                                              $       --      $       --        $    124,645

Cost of Goods Sold                                           --              --              94,948
                                                     ------------    ------------      ------------

Gross Profit                                                 --              --              29,697

Operating expenses
    Salaries, payroll taxes, and employee benefits        425,009          86,193         7,528,316
    Professional fees and consultants                       9,249          26,189         1,418,795
    Technology development consulting                        --            16,560           866,725
    Directors compensation through stock plan                --              --             304,990
    Rent and Utilities                                      3,000          12,000           328,305
    Provision for bad debts                                  --              --             601,091
    Travel, conventions, meals and entertainment            6,009             800           286,378
    Depreciation and amortization                           2,844          35,360           238,094
    Utilities                                                 385           4,564           116,467
    Write off of goodwill                                    --              --             958,628
    Other                                                   4,270           6,280           645,419
                                                     ------------    ------------      ------------

                                                          450,766         187,946        13,293,208
                                                     ------------    ------------      ------------

             Operating loss                              (450,766)       (187,946)      (13,263,511)

Interest income                                              --              --               5,578

Legal Settlement                                             --              --            (200,433)

Gain on sale of stock, net                                   --              --             338,049

Gain on tansfer of license agreements
  and technology                                          228,157            --             699,813

Interest and beneficial conversion expense                (66,933)       (116,625)       (2,411,363)

Expense for stock options on services, debt                  --              --             (88,646)

Minority interests                                           --              --              (4,866)
                                                     ------------    ------------      ------------

             Loss before income taxes                    (289,542)       (304,571)      (14,925,379)

Income taxes                                                 --              --                --
                                                     ------------    ------------      ------------

             NET LOSS                                $   (289,542)   $   (304,571)     $(14,925,379)
                                                     ============    ============      ============

Loss per common share
    Basic and Diluted                                $      (0.01)   $      (0.03)


Weighted-average common and dilutive common
   equivalent shares outstanding
    Basic and Diluted                                  28,759,929      23,441,014


        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

        For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
              October 31, 2004, October 31, 2005, October 31, 2006
                   and the three months ended January 31, 2007
                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                        Additional      during the
                                                  Preferred stock             Common stock               paid-in       Development
                                               Shares         Amount        Shares         Amount        capital          Stage
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



                                                                         Continued

                                           Videolocity International Inc. and Subsidiaries
                                                    (A Development Stage Company)

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                  For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                                        October 31, 2004, October 31, 2005, October 31, 2006
                                             and the three months ended January 31, 2007

Balance at October 31, 2003                        --      $      --        6,346,996    $     6,347    $ 4,083,060   $(7,585,101)

Fees related to eFees related to Equity
Distribution  Agreement                            --             --             --              --        (390,000)          --

Issuance of stock options for:
                                Guarantee          --             --             --              --          69,120           --

                                 Services          --             --             --              --          46,316           --

                                     Loan          --             --             --              --         140,432           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          736,500            736        215,464           --

                                 Services          --             --          500,000            500         87,500           --

                                     Cash          --             --          500,000            500        224,500           --

                   Cash under Equity Line          --             --          140,746            141         37,859           --

                       Conversion of debt          --             --        6,429,056          6,429      1,580,851           --

                    Stock incentive plans          --             --          770,000            770        144,081           --

                         Legal settlement          --             --           80,000             80         22,320           --

Net loss for the year                              --             --             --               --             --    (2,157,619)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2004                        --      $      --       15,503,298    $    15,503    $ 6,261,503   $(9,742,720)

Issuance of stock options for:
                                     Loan          --             --             --              --          19,526           --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --           36,667             37          2,796           --

                   Cash under Equity Line          --             --        6,330,100          6,331        323,669           --

                       Conversion of debt          --             --        1,489,334          1,489        210,609           --

                    Stock incentive plans          --             --           48,800             49         36,551           --

                         Legal settlement          --             --           30,000             30          1,170           --

Net loss for the year                              --             --             --               --             --    (4,250,636)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2005                        --      $      --       23,438,199    $    23,439    $ 6,855,824  $(13,993,356)


Issuance of common stock for:
    Bonus interest and extensions on debt          --             --        1,822,800          1,821         45,135           --

                       Conversion of debt          --             --        2,777,778          2,778         37,222           --

                    Stock incentive plans          --             --           18,500             19         12,931           --

Net loss for the year                              --             --             --               --             --    (  642,481)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2006                        --      $      --       28,057,277    $    28,057    $ 6,951,112  $(14,635,837)

Issuance of common stock for:
                       Conversion of debt          --             --        1,333,333          1,334         10,666           --

Net loss for the three months                      --             --             --               --             --    (  289,542)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at January 31, 2007                        --      $      --       29,390,610    $    29,391    $ 6,961,778  $(14,925,379)
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


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                  From
                                                                            For the three months ended        May 26, 2000
                                                                                   January 31,                 (inception)
                                                                         --------------------------------        Through
                                                                               2007            2006         January 31, 2007
                                                                         ---------------  ---------------  -------------------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                         $      (289,542) $      (304,571) $     (14,925,379)
       Adjustments to reconcile net loss to
         net cash (used in) provided by operating
         activities
             Minority interests                                                       -                -              4,866
             Provision for bad debts                                                  -                -            601,091
             Write off of goodwill                                                    -                -            958,628
             Gain on sale of investment stock                                         -                -           (338,049)
             Gain on transfer of license and technology                        (228,157)               -           (699,813)
             Loss on write-off of loan fees                                           -                -            100,000
             Depreciation and amortization                                        2,844           35,361            348,312
             Interest expense recognized on beneficial conversion                     -                -            423,900
             Issuance of common stock under stock plans                               -           12,950            823,508
             Issuance of common stock for services                                    -                -            553,832
             Issuance of common stock for interest                                    -                -            556,881
             Options issued on guarantee, services, and loans                         -                -            275,394
             Issuance of common stock for legal settlement                            -                -             22,400
             Changes in assets and liabilities
                Accounts receivable                                                   -                -             (1,091)
                Other assets                                                          -            8,896           (126,493)
                Accounts payable and accrued liabilities                        429,280          102,533          4,335,112
                Deferred revenue                                                      -          176,663            357,147
                Accrued interest                                                 58,660           37,997            933,404
                                                                         ---------------  ---------------  -------------------

                  Total adjustments                                             262,627          374,400          9,129,029
                                                                         ---------------  ---------------  -------------------

                  Net cash provided by provided by (used in)
                    operating activities                                        (26,915)          69,829         (5,796,350)
                                                                         ---------------  ---------------  -------------------

    Net cash flows from investing activities -
       Investment stock and licenses, net                                             -                -            555,791
       Increase in notes receivable                                                   -                -           (600,000)
       Purchase of technology                                                         -                -           (150,000)
       Cash received on sale of technology                                       55,000                -            230,000
       Purchase of property and equipment                                             -                -           (165,492)
                                                                         ---------------  ---------------  -------------------

                  Net cash flows provided by (used in)
                    investing activities                                         55,000                -           (129,701)
                                                                         ---------------  ---------------  -------------------

    Cash flows from financing activities
       Increase in notes payable                                                      -                -          4,809,800
       Proceeds from lease                                                            -                -            357,000
       Cash received on equity distribution agreement                                 -                -             38,000
       Payments on lease                                                              -                -           (181,554)
       Payments on notes payable                                                (15,000)         (10,000)           (95,000)
       Proceeds from issuance of common stock                                         -                -          1,024,306
                                                                         ---------------  ---------------  -------------------

                  Net cash provided by (used in) financing activities           (15,000)         (10,000)         5,952,552
                                                                         ---------------  ---------------  -------------------

                  Net increase in cash                                           13,085           59,829             26,501

Cash at beginning of period                                                      13,416            2,271                  -
                                                                         ---------------  ---------------  -------------------

Cash at end of period                                                   $        26,501  $        62,100  $          26,501
                                                                         ===============  ===============  ===================

Supplemental disclosures of cash flow information
-------------------------------------------------
    Cash paid during the period for
       Interest                                                         $             -  $             -           $      -
       Income taxes                                                                   -                -                  -

                                   (continued)

Noncash investing and financing activities
------------------------------------------

During the three months ended January 31, 2007 the Company transferred approximately $67,500 from long term obligations-capital lease to accrued liabilities to reflect lease payments made on behalf of the Company by a third party guarantor. The Company also issued 1,333,333 shares of common stock to retire $12,000 of its compensation debenture. Additionally, the Company transferred $175,000 that was recorded as accounts payable in a prior quarter into "other income" gain on sale of technology (Note I).





 The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. (the "Company") as of January 31, 2007 and for the three months ended January 31, 2007 and 2006 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three months ended January 31, 2007 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2006. The results of operations for the three months ended January 31, 2007 may not be indicative of the results that may be expected for the year ending October 31, 2007.

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

At January 31, 2007, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company has recorded minimal revenue from its planned principal operations.

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

At January 31, 2007, other assets consisted of the following:




         Non trade receivables                                       $     1,316
         Deposits                                                         25,177
                                                                 ---------------

                                                                    $     26,493
                                                                 ===============

NOTE G - PROPERTY AND EQUIPMENT

At January 31, 2007, property and equipment and estimated useful lives consist of the following:

                                                             Amount      Years
                                                           ----------  ---------

         Equipment                                        $ 165,492    3-5
         Equipment under capital lease                      657,613    3-5
                                                           ----------
                                                            823,105
         Less accumulated depreciation and amortization     284,802
                                                           ----------

                                                          $ 538,303
                                                           ==========

NOTE H - ACCRUED LIABILITIES

At January 31, 2007, accrued liabilities consisted of the following:


         Payroll, payroll taxes, and related amounts       $   3,697,020
         Director and consultant compensation                    212,990
         Capital lease paid on Company's behalf  (Note K)        625,826
         Other                                                    12,640
                                                             -----------

                                                            $  4,548,476
                                                             ===========

NOTE I - SALE OF TECHNOLOGY

On December 11, 2006, the Board of Directors approved the sale of the Company's technology. The Company had re-purchased the technology for $150,000 from a previous joint venture during October 2006. The sales price was set at $18,719,000 using a valuation of the technology's value when combined with a certain amount of operational capital. The purchase price is payable to the Company based on the following schedule and use of the technology assets: (i) twenty-five percent (25%) of the technical transfer fees and the first 10% of the net licensing fees derived by Purchaser in licensing of the Technology assets currently in development or any subsequent version thereof; (ii) ten percent 10% of the net revenues derived by Purchaser's deployment of the technologies beginning one year after effective date of the agreement; (iii) ten percent (10%) of the net revenues from all other products or services that uses a portion or all of the Intellectual Property Technology. Further, until the purchase price is paid in full the Company holds preferred shares of the Purchaser and retains an option to convert the remaining balance of the Purchase Price to equity in Purchaser's company at fair market value not to exceed five percent (5%) of purchaser's company. The purchaser is required to remit $30,000 per month to maintain the Company's operations until the monthly installments generated through the purchaser's use of the technology is greater than $30,000 per month. In the event that the actual monthly revenues from the purchased use of the technology becomes greater that $30,000 the required installment will follow the sales price payable formula. Further, Videolocity was granted a non-exclusive right to use the intellectual properties to pursue any form of legal business to include the initial plan to deploy the products into the hospitality and residential markets. The Company is using the installment method of recording the gain on the sale of the technology as the collectability of the sales price is long-term and ultimately uncertain until the purchaser begins deploying the purchased technology which then triggers the repayment based on the agreed upon schedule. As of January 31, 2007, the Company has received $230,000 toward the purchase of the technology with a remaining cost balance of approximately $148,000 and $18,489,000 of remaining sales price to be collected.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - NOTES PAYABLE

At January 31, 2007 the Company has notes payable totaling $2,479,800 due to various individuals and companies including $125,000 to current related parties including Board of Directors and Management. Of the total, $370,000 is written at 12% simple interest, $1,264,800 is written at 8 % simple interest and $845,000 has no stated interest rate. Interest has been imputed from the date of issuance on all non-interest bearing notes payable. Of the total notes payable $662,800 is convertible into 4,049,921 shares of common stock at the option of the debt holder in the following amounts: $167,800 is convertible at $1.00 per share, $60,000 is convertible at $0.72 per share, $10,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share, $15,000 is convertible at $0.12 per share and $80,000 is convertible at $0.04 per share. The notes payable have maturities as follows: $50,000 matured during August 2003, $25,000 matured during November 2003, $250,000 matured during December 2006, $1,034,800 matures during December 2007, $120,000 matures during January 2008, $535,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $320,000 is due on a schedule of $10,000 per week until paid in full using advances under the Company's Standby Equity Line (Note O) and $145,000 (original $215,000) is due on a schedule of $5,000 per month until paid in full (noted below). Approximately $645,000 is past due as of January 31, 2007.

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

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $235,000 to related parties at that time. During the year ended October 31, 2004, the Company converted a total of $535,000 of notes payable under the UCC-1 into common stock of the Company including $135,000 to related parties. During the year ended October 31, 2005, the Company converted $100,000 of notes payable under the UCC-1 into common stock of the Company and paid back $20,000. During the year ended October 31, 2006 the Company paid back $55,000 of notes payable and during the three months ended January 31, 2007, the Company paid back $15,000 of notes payable under the UCC-1. As of January 31, 2007 there remains a total of $775,000 of notes payable that were originally under the UCC-1. During the year ended October 31, 2006, while obtaining extensions on $630,000 of the remaining UCC-1 notes, the Company received a release from "any and all security interest in debtors intellectual properties and assets to include proceeds and products of collateral" which released the UCC-1 for those signing extensions. The Company signed an agreement for the remaining $145,000 (originally $215,000) as noted below.

On February 6th, 2003 the Company received a formal notice of default regarding a $215,000 note payable under the UCC-1. During the year ended October 31, 2005, the Company received a demand notice on the $215,000 note payable. On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the $215,000 note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder. The Company has made all required payments through January 31, 2007, totaling $70,000, and as of January 31, 2007 has $50,000 owing to fulfill it's obligation under the agreement.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K  - LONG TERM OBLIGATIONS - CAPITAL LEASE

The Company has a capital lease agreement that included approximately $658,000 in equipment and approximately $357,000 in operating capital. The lease terms require approximately $26,000 in monthly payments over a 48 month term. The lease was guaranteed by an unrelated privately held company. The privately held company was granted 1,000,000 options to purchase common stock at $0.20 per share that expired February 4, 2006. Additionally, there was a clause that if the Company's outstanding shares surpassed 20,000,000 prior to February 4, 2006, the privately held company would be granted additional options at the then current market price to purchase shares equal to 2.5 percent of the then outstanding shares of the Company. This clause also expired on February 4, 2006. Expense recognized for the period ended October 31, 2004 related to these options totaled $69,120. The equipment was recorded as equipment under capital leases. The Company has been unable to make the required payments on the lease and the guarantor has made approximately $626,000 in lease payments on behalf of the Company. The amounts paid on behalf of the Company have reduced the outstanding balance on the lease and have been recorded as accrued liabilities of the Company (Note H).

The following is a schedule by year of future minimum payments under long term obligations, together with the present value of the net payments as of January 31, 2007:

                                                           Cash
                                                       proceeds from
                                            Equipment      Lease        Total
                                            ----------   ----------   ----------
    Through July 31, 2007                   $  197,098   $  106,033   $  303,131
    Through July 31, 2008                       23,544        8,836       32,380
    Thereafter                                    --           --           --
                                            ----------   ----------   ----------

Total minimum payments                         220,642      114,869      335,511

Less amount representing interest               12,303        5,635       17,938
                                            ----------   ----------   ----------

Present value of net minimum payments          208,339      109,234      317,573

Less current portion                           185,256      100,461      285,717
                                            ----------   ----------   ----------

Long-term portion                           $   23,083   $    8,773   $   31,856
                                            ==========   ==========   ==========

NOTE L - STOCK INCENTIVE PLANS

As of January 31, 2007, the Company has two share-based compensation plans and, in addition, has approved and issued stock outside the plans as described below.

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified key employees. The Company reserved 1,000,000 common shares that can be issued under the plan. Awards made under the plan are issued in units with each unit being convertible into one share of common stock at the option of the holder. The plan units vest, generally, over three years as specified in each individual grant. The individual units are issued with a strike price of $0.00. Accordingly, compensation expense is incurred by the Company over the vesting periods and is calculated using the stock price on the grant date times the number of shares vesting. Through January 31, 2007, the Company has granted 998,384 plan units of which 998,384 units have vested and have been exercised under the plan.

On March 26, 2002 the Company filed an additional stock option and stock award plan. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. Through January 31, 2007, the Company has granted and issued a total of 467,855 shares under the Plan.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Restated Articles of Incorporation, approved by a majority of the stockholders on November 15, 2000, authorizes the Board of Directors to issue, from time to time, without any vote or other action by the stockholders, any or all shares of the Corporation of any class at any time authorized, and any securities convertible into or exchangeable for such shares, in each case to such persons and for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine, provided that the consideration for the issuance of shares of stock of the corporation having par value shall not be less than such par value. Pursuant to the Articles of Incorporation, during December 2003, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 9,200,000 options to purchase Company common stock outside of the plans to employees and directors that vested at various times through FY 2004. During the year ended October 31, 2005, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 2,000,000 options to purchase Company common stock outside of the plans to employees that vested at various times through February 2006.

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

The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004) as of February 1, 2006 which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. This Standard applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Under the Standard, the cumulative effect of initially applying the Statement, if any, is recognized as of the required effective date and requires that all public entities that used the fair-value-based method of either recognition or disclosure under Statement 123 apply this Statement using a modified version of prospective application. This transition method requires that compensation cost be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement
123. During March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") providing supplemental guidance for the implementation of Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R). We adopted Statement 123(R) using the modified prospective transition method. In accordance with that method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R). Share-based compensation expense recognized during 2006 under Statement 123(R) would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006 of which the Company had none, and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The following amounts were recognized in our consolidated statement of operations for share-based compensation for the periods ended January 31:


                                               Three Months Ended
                                                  January 31,
                                            -------------------------
                                               2007          2006
                                            ------------   ----------
    Compensation Cost:
     Stock options                           $       --     $ 12,950
     Restricted stock                            16,625            --
                                            ------------   ----------

     Total share based compensation expense  $   16,625     $ 12,950
                                            ============   ==========


     Compensation expense per share:         $     0.00     $   0.00

We did not receive cash from stock option exercises for the three months ended January 31, 2007 and 2006. Statement 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the three months ended January 31, 2007 included non-cash compensation expense of $16,625 related to non-vested shares (restricted stock) and $12,950 for January 31, 2006 related to stock options.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Pro Forma Information under Statement 123

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plan for the three months ended January 31, 2007. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton option-pricing formula at date of grant and amortized to expense over the options' vesting periods.


                                                                                                             Three
                                                                                          Three Months       Months
                                                                                             Ended            Ended
                                                                                          January 31,      January 31,
                                                                                              2007            2006
                                                                                         ---------------  --------------
     Net loss, as reported                                                                 $   (289,542)       (304,571)
                                                                                                          $
     Add: stock based employee compensation expense included in reported net loss                16,625          12,950
     Less: stock based employee compensation expense determined under fair
value                       method,  net of related tax effects                                 (16,625)        (12,950)
                                                                                         ---------------  --------------


     Net loss, pro forma                                                                    $  (289,542)  $    (304,571)
                                                                                         ===============  ==============


     Loss per share (basic and diluted)

     As reported                                                                            $     (0.01)  $       (0.01)
     Pro forma                                                                                    (0.01)          (0.01)


Stock Option Valuation and Expense Information under Statement 123(R)
---------------------------------------------------------------------

During the three months ended January 31, 2007 and 2006 we did not grant stock options. As such, we did not value stock options during those periods. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of Statement 123(R), we accounted for forfeitures as they occurred for the purposes of our pro forma information under Statement 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the quarters ended January 31 are set forth in the table below.

                                                                           January 31,        January 31,
                                                                              2007              2006
                                                                           -----------     --------------
      Weighted average fair value of options granted                         $ 0.00            $0.00

      Dividend yield                                                           0.0%             0.0%
      Weighted average risk-free interest                                      0.0%             0.0%
      Weighted average expected volatility                                     0.0%             0.0%
      Weighted average expected life - employee                                 --               --
      Weighted average expected life - non-employee director                    --               --

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes stock option activity for the period May 26, 2000 (inception) through January 31, 2007:


                             Shares                                   Weighted-average
                                                                       exercise price
-----------------------------------           ---------------         ----------------
Outstanding at May 26, 2000
  (inception)                                           --            $        -
  Granted                                               --            $        -
  Exercised                                             --            $        -
  Forfeited                                             --            $        -
                                              ----------------        ----------------

Outstanding at October 31, 2000                         --            $        -
  Granted                                          490,833            $     1.13
  Exercised                                         (5,000)           $     1.00
  Forfeited                                             --            $        -
                                              ----------------        ----------------

Outstanding at October 31, 2001                    485,833            $     1.14
  Granted                                          185,400            $     1.08
  Exercised                                        (36,684)           $     1.35
  Forfeited                                       (416,249)           $     1.01
                                              ----------------        ----------------

Outstanding at October 31, 2002                    218,300            $     1.30
                                              ----------------
  Granted                                               --            $       --
  Exercised                                       (119,400)           $     1.45
  Forfeited                                         (4,200)           $     1.40
                                              ----------------        ----------------

Outstanding at October 31, 2003                     94,700            $     1.04
  Granted                                        9,955,000            $     0.13
  Exercised                                       (770,000)           $     0.19
  Forfeited                                         (2,400)           $     1.50
                                              ----------------        ----------------

Outstanding at October 31, 2004                  9,277,300            $     0.14
  Granted                                        2,020,000                  0.09
  Exercised                                        (48,800)                 0.75
  Forfeited                                             --                     -
                                              ----------------        ----------------

Outstanding at October 31, 2005                 11,248,500            $     0.12
  Granted                                               --                     -
  Exercised                                        (18,500)                 0.70
  Forfeited                                        (30,000)                (0.30)
                                              ----------------        ----------------

Outstanding at October 31, 2006                 11,200,000            $     0.12
  Granted                                               --                     -
  Exercised                                             --                     -
  Forfeited                                             --                     -
                                              ----------------        ----------------

Outstanding at January 31, 2007                 11,200,000            $     0.12


Exercisable at  January 31, 2007                11,200,000            $     0.12


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                  Weighted Average            Weighted Average
        Range of Exercise                   Number             Remaining Contractual             Exercise Price
            Prices                Outstanding / Exercisable          Life (Years)          Outstanding / Exercisable
                                 -------------------------         ------------             -------------------------
         $0.00 to 0.10               2,000,000 /  2,000,000             8.34                     $0.09 / $0.09
         $0.11 to 0.20               9,200,000 /  9,200,000             7.10                     $0.13 / $0.13
                                    ----------  ----------              ----                     -----  -------
                                    11,200,000 / 11,200,000             7.32                     $0.12 / $0.12

The Company's aggregate intrinsic value of stock options represents the difference between the closing stock price on January 31, 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on January 31, 2007. Accordingly, the intrinsic value of options at January 31, 2007 is $0.00 because the Company does not have any in the money options as of that date. The remaining outstanding share options expire in 2013 though 2015.

Non-Vested Shares (Restricted Stock)

Certain officers, directors and key employees have been awarded non-vested shares (restricted stock). Vesting applicable to non-vested shares (restricted stock) lapse based either on performance or service standards as determined by the Board of Directors. During the year ended October 31, 2005 as an incentive and to retain key individuals the Board of Directors approved 2,000,000 shares that vested quarterly through the first quarter of FY 2006. During the year ended October 31, 2006 as an incentive and to retain key individuals, the Board of Directors approved 6,650,000 shares that vest quarterly through the second quarter of 2007 (March 2007). The fair value of the non-vested shares is equal to the fair market value on the date of grant and is amortized ratably over the vesting period

A summary of the status of non-vested shares (restricted stock) and changes as of January 31, 2007 is set forth below:

                                                                                          Weighted
                                                                                           Average
                                                                         Non-vested      Grant-date
                                                                           Shares        Fair Value
                                                                      ----------------- --------------
      Non-vested shares outstanding, beginning of period                     2,770,833  $        0.01
      Granted                                                                     --             --
      Vested                                                                 1,662,500           0.01
      Forfeited/canceled                                                          --             --
                                                                      -----------------

      Non-vested shares outstanding, end of period                           1,108,333  $        0.01
                                                                      =================



Unrecognized Compensation Expense

As of January 31, 2007 unrecorded compensation costs related to awards issued under the Company's various share-based compensation arrangements are as follows:

                                                                                              Weighted
                                                                                              average
                                                                                            recognition
                                                                         July 31,              period
                                                                           2006               (months)
                                                                        ------------       ---------------
     Unrecognized compensation cost:
     Stock options, net of expected forfeitures                          $      --                --
     Non-vested shares (restricted stock) -- time based vesting               11,083               2.0
                                                                        ------------

     Total unrecognized compensation cost                                $    11,083


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE M - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was approximately $37,000 for the three months ended January 31, 2007.

As of January 31, 2007, the Company had net operating loss carryforwards for tax reporting purposes of approximately $10,450,000 expiring through 2027.

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

NOTE O - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE

During May 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Pursuant to the terms of the funding agreement with Cornell Capital, Videolocity had the right, but not the obligation, to require Cornell Capital to purchase shares of the Company's common stock in amounts up to $350,000 per drawdown and up to $1 million per month to a maximum of $20 million over the 24 months following the effective date. The equity drawdowns were entirely at Videolocity's discretion and the agreement did not require minimum drawdowns. The effective date of the agreement was the date that the Securities and Exchange Commission first declared a registration statement effective registering the resale of the securities. The drawdowns were subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The Company filed an SB-2 on July 9, 2004 to register 19,314,099 shares of common stock and the SB-2 was declared effective by the Securities and Exchange Commission on July 22, 2004. As of January 31, 2007, the Company has issued 140,746 shares to Cornell and received $38,000 under the agreement.

As consideration for Cornell to enter into the agreement, the Company issued a $390,000, 5% convertible debenture. The principal and interest are due during May 2007. At the Company's option, the principal and interest due can be repaid or converted to common stock at a rate of 250% of the current closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P. or 100% of the lowest closing bid price of the Company's common stock for the three trading days immediately preceding the conversion date. At the holder's option, they may convert to the Company's stock until paid in full. The Company may redeem all or a portion of the outstanding principal at a redemption price of 120% multiplied by the portion of the principal sum being redeemed plus any accrued and unpaid interest. Through January 31, 2007, the holder has converted $82,000 of the debenture balance into 4,855,013 shares of the Company's common stock. The balance of the compensation debenture as of January 31, 2007 totals $308,000.

The Company placed 10,000,000 of the registered shares into escrow to facilitate drawdowns and the repayment of a $400,000 note payable due to Cornell Capital Partners LP (Note J) and through January 31, 2007 has issued 6,330,100 shares under the Standby Equity Distribution Agreement using the proceeds to repay $330,000 of the note. The balance of the note at January 31, 2007 totals $70,000. The Company placed another 5,000,000 of the registered shares into escrow to facilitate repayment of a second note payable due to Cornell Capital Partners LP totaling $250,000. The repayment of this loan begins subsequent to the completion of payments under the first note. The Company has not issued any shares in repayment of the second note. Those shares not issued under drawdowns or as repayment on the loans will be returned to the Company. As of January 31, 2007, the Company has 8,669,900 shares that remain in escrow (15,000,000 held in escrow less 6,330,100 shares issued). The shares held in escrow are not included in the Company's outstanding shares.

During August 2006 we received a formal demand letter from Cornell Capital regarding repayment of the two notes payable originally totaling $650,000 with a remaining balance of $320,000. The demand letter and subsequent correspondence demanded repayment of the notes on or before September 8, 2006. We have been in conversations with Cornell regarding setting up a new payment schedule to resolve this demand and as of January 31, 2007 have not reached an agreement.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of July 31, 2006 the Company has 8% notes payable to current directors, and officers totaling $125,000. The Company has accounts payable totaling approximately $47,000 due to a former director at January 31, 2007. As of
January 31, 2007 executive officers and directors of the Company own approximately 5% of the outstanding stock.

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

Forward-Looking Information

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," "should," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of our business and acceptance of our products and services; (iii) volatility of the stock market, particularly within the technology sector; and (iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

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

The technologies we developed formed the basis for what was our first product to market, the Videolocity Digital Entertainment System. That system is a complete digital entertainment system that uses technologies that we developed to deliver video on demand to televisions, computers and mobile devices by using a variable bit rate encoding solution that allows for streaming anywhere between 40Kbps and 1.5Mbps depending on the end user device. The streaming video may be delivered over a variety of wireless and wired line network architectures. In addition to video content viewing, the system is capable of providing high-speed Internet access, digital music on demand, games, full Web surfing and a variety of e-commerce applications as well as customer specific informational and educational content. The system can be deployed in closed network environments such as hotels, timeshare condominiums, hospitals, and assisted living facilities, or over wide area networks serving intelligent communities, residences and personal digital assistants (PDAs). The system is currently available using Wireless 802.11(Wi-Fi), 802.16 (WiMAX), Fiber, Satellite, Ethernet or DSL network architectures. The System uses a Linux operating system in a stand-alone set top box. We developed the system to be flexible, highly customizable, with fully scalable delivery platforms combined with advanced embedded software applications which allows for full remote system upgrades and easy updates of content and/or system enhancements. The system permits viewers to select from an extensive library of movie titles, informational/educational content and view their selections on their television screens, lap top computers or PDAs. Content is owned by third parties, such as movie studios, and is paid for based upon a set fee for each use by the end customer. All content is protected through the encryption and encoding process that we developed, which limits viewing to the person, or persons, authorized to access the movie or other content and prevents unauthorized digital reproduction or rebroadcast. We developed a user interface and content offering specifically to each market segment and to each customer within that market segment. We also developed our overall delivery system, the design, hardware components and software applications remain identical, or only slightly modified to accommodate larger user bases and/or infrastructures. This gives users the ability to customize the feature settings and tailor the local content offering to the specific audiences for each market segment.

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

Significant Event

On December 11, 2006 the Board of Directors approved the sale of the technology that the Company had repurchased during October 2006 from a joint venture. We repurchased the technology from the joint venture for $150,000.

The sales price was set at $18,719,000 using a valuation of the technology's value when combined with a certain amount of operational capital. The sales price is payable to Videolocity based on the following schedule and use of the technology assets: (i) twenty-five percent (25%) of the technical transfer fees and the first 10% of the net licensing fees derived by Purchaser in licensing of the Assets currently in development or any subsequent version thereof; (ii) ten percent 10% of the net revenues derived by Purchaser's deployment of any of the technologies beginning one year after effective date of the agreement; (iii) ten percent (10%) of the net revenues from all other products or services that uses a portion or all of the Intellectual Property Technology. Further, until the purchase price is paid in full the Company holds preferred shares of the Purchaser and retains an option to convert the remaining balance of the Purchase Price to equity in Purchaser's company at fair market value not to exceed five percent (5%) of purchaser's company. The purchaser is required to remit $30,000 per month to maintain our operations until the monthly installments generated through the purchaser's use of the technology is greater than $30,000 per month. In the event that the actual monthly revenues from the purchased use of the technology becomes greater than $30,000 the required installment will follow the sales price payable formula. Further, the Company was granted a non-exclusive right to use the intellectual properties to pursue any form of legal business to include the initial plan to deploy the products into the hospitality and residential markets. We retained the rights to use the intellectual properties and any future enhancements thereof for the purpose of pursuing any and all legal forms of business. These rights will allow us to pursue existing business opportunities and in the event that we generate revenues from the use of the intellectual properties we will remit back a licensing fee to the purchasing company that now holds the ownership of the intellectual properties. The terms of these rights include the right to a non-exclusive license for the business pursuit of Videolocity. In the event that we use any of the technologies that are covered by the sale agreement, we agree to pay the purchaser on a per unit, lump sum, or other mutually agreeable basis at a mutually agreed upon rate not to exceed the then usual and customary rate applicable to such products at that time. However, in no circumstance will the amount be greater than rates that the purchaser would have to pay seller under terms of the agreement.

We borrowed the $150,000 that we used to repurchase the technology assigned to our previous joint venture, on a short term basis, from the principle of EMCI LLC (EMCI), a private equity firm out of Weston, Florida, with our CEO personally guaranteeing that borrowed cash. We had previous knowledge and associations with EMCI and EMCI was educated in the market opportunities of the intellectual properties and as such decided to assist in the further development and commercialization of the final products. During September 2006, in discussions with funding alternatives, the Company had discussions with EMCI regarding the formation of a joint venture when the technology was recovered from the previous joint venture. EMCI provided the funds required to repurchase the intellectual properties in addition to providing the resources for Videolocity to secure legal counsel as necessary to recover the technology assets. Further discussions were held regarding the formation of a joint venture however, due to certain collateral requirements of EMCI to assist in the further deployment and commercialization of the intellectual properties a joint venture structure was not a viable solution. Management and the Board of Directors were unable to find other suitable funding to keep the Company an operating entity other than EMCI offering to purchase the technologies. We did not have the operational capital to keep the Company an operating entity and Videolocity's Board of Directors was left with little choice but to sell the assets that were re-purchased during October 2006.

EMCI formed a company, Summit Media Group LLC (SMG), to begin marketing and further developing the digital entertainment system and other uses of the technology. EMCI named our CEO and the principle of EMCI as co-managers of that Company. Subsequently, our interim CFO was named CFO of that entity. Although EMCI's financial partners objected to the dual roles that the CEO and CFO would hold in Videolocity and SMG. The principles of both EMCI and the management of Videolocity believed it to be a requirement to protect each company's interests. Subsequently both the CEO and CFO were authorized to perform the respective functions for both companies. The CEO and CFO have deferred their salaries for Videolocity for long periods of time and in the future will be compensated independently by both companies. Both the CEO and CFO will be non controlling equity members of the new company started by EMCI.

As of October 31, 2006 the $150,000 used to purchase the technology from the previous joint venture was reported in our financial statements as an asset "technology" and an additional amount borrowed from EMCI to repurchase the technology and to retain legal counsel totaling $175,000 was included within accounts payable reflecting the short term nature and the reality that at that time a note had not been signed as our CEO had provided a personal guarantee. During the three months ended January 31, 2007, the sales transaction was completed and the Company recorded the amounts owed to EMCI and/or SMG as gain on sale of technology and also recorded subsequent amounts received as gain on sale of technology. We have used the installment method of recording the revenue from the sale of the technology as the collectibility of the sales price is long term in nature and ultimately uncertain until the purchaser begins deploying the purchased technology which then triggers the repayment based on the agreed upon schedule. As of January 31, 2007, the Company has received $230,000 toward the purchase of the technology with a remaining cost balance of approximately $148,000 and $18,489,000 of remaining sales price to be collected. As of the date hereof SMG is delinquent on the amounts agreed by approximately $27,000.

Operations

As our primary focus is on technology, our current business strategy is to continue with development of new technologies as well as researching and developing enhancements and interfaces that will further enable us to use technologies that we have previously developed into additional markets. Although we sold our previously developed technologies we maintain a license to use the technologies and we plan to market the digital entertainment system we developed. We also intend to explore additional products that we can produce using those core technologies, as well as, research and development of additional new technologies. Over the prior few years we have marketed the digital entertainment system we developed to individual hotels, hotel chains, wireless carriers, and many other potential customers. The system was readily accepted, however, our ability to survive and support the sale and deployment with our limited capital was always a concern of potential customers. With the sale of the technologies we now believe that we will begin to receive the cash that will allow us to re-focus on development and also begin to market the products again. We plan on marketing the products to potential customers we have previously talked with. There are several groups that we have maintained contact with that need a system for their respective businesses. Although we have very limited capital currently, we believe we will begin to receive the necessary capital from the sale of the technology. We plan to market the products to a variety of markets including hospitality, healthcare, residential, security and corporate training with currently developed technologies. We may need to, in some cases, modify interfaces and develop additional systems to be able to use the core technologies in new markets or for new uses. We will continue to explore additional technological development and market opportunities.

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

The digital entertainment system is ready for immediate deployment, although we need to obtain capital, either long-term debt or equity, to continue the implementation of our overall business plan. As of the date hereof, we have an agreement in place that we will receive advances from the purchaser of the technology of $30,000 per month until the purchaser of the technology deploys the technology and then we will receive a percentage of revenues as defined in the sale agreement. To aggressively go after potential customers that we have a relationship with will take additional cash and if successful in obtaining contracts will take additional capital to deploy the systems. We have no assurance that we will be able to obtain the capital necessary to continue operations, enabling us to continue the execution of our business plan.

We intend to use our limited existing capital, together with support and revenues generated from the sale of our technology, as well as, proceeds from prospective future financings, to continue marketing and deployment of the digital entertainment system. Management estimates that to move forward with our planned operations we will incur expenses during the next twelve months of approximately $2.6 million, consisting of $1.5 million in payroll, payroll taxes, employee health insurance and other related employee costs, $80,000 for office rent, utilities, and related costs, $320,000 for marketing and related expenses, and $300,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be a minimum of approximately $400,000 during the next twelve months. These expenses will be directed at development of additional usages of the core technologies into new products for additional revenue streams and integration of the core technologies and products into additional markets. We will also incur substantial additional costs in connection with the deployment of the digital entertainment system. Management estimates that such costs will be a minimum of $4 to $5 million, but we are optimistic that we will be able to cover most of those costs from future long-term lease financing. We also have accrued liabilities, accounts payable, and notes payable that will require capital to begin to retire. As we receive capital from the sale of the technology we will begin to address these debts.

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

Liquidity and Capital Resources

During the three months ended January 31, 2007, our total current assets increased approximately $13,000 and total assets increased approximately $8,000 from approximately $731,000 to approximately $739,000. The increase in current assets during the quarter is due to the net increase of cash. The cash inflow totaling $55,000 was from cash received on the sale of our technology during the three months offset by operating expenses. The increase in total assets is primarily due to the receipt of cash from the sale of our technology offset by cash used to maintain operations. We have minimized all corporate activities and operations until we have finalized agreements with new funding sources.

During the three months ended January 31, 2007, total current liabilities increased from approximately $6,452,000 to approximately $7,929,000, an approximate $1,477,000 increase. There are several factors that contributed to this net increase in current liabilities during the period. The most significant was the transfer of notes payable totalling approximately $980,000 from long term to short term reflecting the maturity of those notes is now within one year of January 31, 2007. Other factors that contributed to the increase in current liabilities included 1) an increase in accrued liabilities totaling approximately $507,000, primarily from officers and other employees not being paid their salary, combined with a Board of Director approved bonus totaling approximately $309,000 as additional compensation to officers that have not been paid salaries or have only received partial salaries for long periods of time as well as the accrual of approximately $67,500 to account for an additional liability for payments made on our behalf on our lease by our third party guarantor. 2) an increase of approximately $59,000 from interest owed on debt and 3) a decrease in accounts payable totaling approximately $185,000 primarily from the transfer of approximately $175,000 recorded in a prior quarter as accounts payable due to a short term borrowing being subsequently recorded as gain on sale of technology as it was subsequently used as a down payment on the sale of our technology.

Results of Operations

To date, we have been primarily a development stage company and have realized revenues from one installation of our technologies. During the three months ended January 31, 2007 we did not realize revenues from our previously installed system as the system has not been reactivated since the hotel underwent a major renovation. The system was shut down in the final phase of the renovation. We have worked with hotel management to determine a resolution to reinstall the system or remove it and relocate it into another property and have also consulted with legal counsel to determine a path to resolution. No formal action has taken place to date.

For the three months ended January 31, 2007, operational expenses increased approximately $263,000 overall, or approximately one hundred forty percent, as compared to the three months ended January 31, 2006. The only significant difference between the three months ended January 31, 2007 and the three months ended January 31, 2006 was a Board of Director approved bonus to officers totaling approximately $309,000 that was approved as consideration for the continued efforts of officers of the Company while not being paid salary or not total salary for long periods of time.

The other operational expenses primarily have decreases which is attributed primarily to a strong effort to minimize all expenses possible until we have secured additional funding and can continue with our business plan and normal operations. Without the approved bonus, operational expenses would have had an approximate twenty four percent decrease overall. During the three months, and as disclosed in other areas of this report, we sold our technology. This resulted in a gain on sale of technology for this quarter of approximately $228,000. The sale of the technology was due to the needed capital and not as part of our planned operations. Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.

Net Operating Loss

As of January 31, 2007, we have, together with our subsidiaries, accumulated a net operating loss carryforward of approximately $10,450,000, with an operating loss tax benefit of approximately $3,820,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the realization of the future tax benefit cannot be established. The net operating loss will expire through 2027.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and chief financial officer concluded our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended January 31, 2007, we issued an aggregate of 1,333,333 shares of common stock all of which were issued toward an agreement for the conversion of a compensation debenture. Subsequent to January 31, 2007 and to date we have issued an aggregate of $1,250,000 shares of common stock all of which were issued toward an agreement for the conversion of a compensation debenture. The shares were issued in a private transaction in reliance upon the exemptions provided by Sections 4(2) and 3(a)(9) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

During August 2006 we received a formal demand letter from Cornell Capital regarding repayment of the two notes payable originally totaling $650,000 with a remaining balance of $320,000. The demand letter and subsequent correspondence demanded repayment of the notes on or before September 8, 2006. We have been in conversations with Cornell regarding setting up a new payment schedule to resolve this demand. To date, a new payment schedule has not been worked out.

On  February  6, 2003 we  received  a formal  notice of default  from  ISOZ,  LC regarding our $215,000 in notes payable to ISOZ, LC. On March 29, 2005 the Company received a demand letter regarding the $215,000 in notes payable to ISOZ, LC. On October 19, 2005, the Company's attorney received notification that a default judgment was filed with the third district court on June 21, 2005 totaling approximately $318,000 including principal, accrued interest, and legal fees, together with interest from that date until paid in full regarding the note payable. Prior to October 19, 2005 the Company was unaware of the judgment and did not have knowledge that a complaint had been filed because the Company had not been served. Accordingly, being unaware of the complaint the Company did not respond. On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect upon the judgment during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the judgment and note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder. To date, the Company has made all required payments under the agreement totaling $75,000 with a remaining balance of $45,000.

Our notes payable have maturities as follows: $50,000 matured during August 2003, $25,000 matured during November 2003, $250,000 matured during December 2006, $1,034,800 matures during December 2007, $120,000 matures during January 2008, $535,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $320,000 is due on a schedule of $10,000 per week until paid in full using advances under the Company's Standby Equity Line and $145,000 (original $215,000) is due on a set schedule of $5,000 per month until paid in full (noted below). Approximately $645,000 is past due as of January 31, 2007.

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

                         VIDEOLOCITY INTERNATIONAL, INC.




BY:  /S/  ROBERT E. HOLT
     ------------------------------------
          ROBERT E. HOLT
          President and Director
          Date:  March 22, 2007



BY:  /S/  CORTNEY TAYLOR
     ------------------------------------
          CORTNEY TAYLOR
          Chief Financial Officer
          (Principal accounting Officer)
          Date: March 22, 2007