Form 10QSB
period 2007-04-30
VIDEOLOCITY INTERNATIONAL INC
filed 2007-06-19
CIK 786771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Quarterly Period ended April 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:



           Class                              Outstanding as of June 15, 2007
--------------------------                  ------------------------------------
       Common Stock,                                    31,815,353
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

Item 2.           Management's Discussion and Analysis or Plan of Operation...................... 18

Item 3.           Controls and Procedures........................................................ 22

                                     PART II

Item 1.           Legal Proceedings.............................................................. 23

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

Item 5.           Other Information.............................................................. 24

Item 6.           Exhibits and Reports on Form 8-K............................................... 24

                  Signatures..................................................................... 25


                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                                 April 30, 2007

                                     ASSETS

 CURRENT ASSETS
    Cash                                                           $       900
                                                                   -----------
             Total current assets                                          900

 Property and equipment, at cost, net                                  535,459
 Technology                                                            148,157
 Other assets                                                           26,493
                                                                   -----------

                                                                   $   711,009
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


 CURRENT LIABILITIES
    Accounts payable                                               $   301,234
    Accrued liabilities                                              4,980,467
    Accrued interest payable                                           749,473
    Notes payable                                                    1,949,800
    Notes payable - related parties                                    125,000
    Compensation debenture                                             290,000
    Current portion of long term obligations - capital lease           244,362
                                                                    -----------
             Total current liabilities                               8,640,336


    Long term obligations less current portion - capital lease           4,170
    Notes payable                                                      400,000


 MINORITY INTERESTS                                                      4,866

 COMMITMENTS AND CONTINGENCIES                                            --

 STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 100,000,000 shares
      authorized, 31,815,353 issued and outstanding                     31,815
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized none outstanding                                         --
    Additional paid-in capital                                       6,977,354
    Deficit accumulated during the development stage               (15,347,532)
                                                                   -----------
             Total stockholders' deficit                            (8,338,363)
                                                                   -----------
                                                                   $   711,009
                                                                   ===========


        The accompanying notes are an integral part of these statements.



                                          Videolocity International Inc. and Subsidiaries
                                                 (A Development Stage Company)

                                    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                           Three months ended             Six months ended                 From
                                                               April 30,                      April 30,                May 26, 2000
                                                      ----------------------------    ----------------------------        through
                                                          2007            2006            2007           2006         April 30, 2007
                                                      ------------    ------------    ------------    ------------    --------------

Revenue                                               $       --      $       --      $       --      $       --      $    124,645

Cost of Goods Sold                                            --              --              --              --            94,948
                                                      ------------    ------------    ------------    ------------    ------------

Gross Profit                                                  --              --              --              --            29,697

Operating expenses
    Salaries, payroll taxes, and employee benefits         353,209         163,465         778,218         249,658       7,881,525
    Professional fees and consultants                       15,645          16,483          24,894          42,672       1,434,440
    Technology development consulting                         --             5,520            --            22,080         866,725
    Directors compensation through stock plan                 --              --              --              --           304,990
    Rent and utilities                                       3,000           4,024           6,385          20,588         447,772
    Provision for bad debts                                   --             1,091            --             1,091         601,091
    Travel, conventions, meals and entertainment             2,297           1,963           8,306           2,763         288,675
    Depreciation and amortization                            2,844           7,077           5,688          42,437         240,938
    Write off of goodwill                                     --              --              --              --           958,628
    Other                                                    2,969          10,425           7,239          16,705         648,388
                                                      ------------    ------------    ------------    ------------    ------------

                                                           379,964         210,048         830,730         397,994      13,673,172
                                                      ------------    ------------    ------------    ------------    ------------

             Operating loss                               (379,964)       (210,048)       (830,730)       (397,994)    (12,643,475)

Interest income                                               --              --              --              --             5,578
Legal Settlement                                              --              --              --              --          (200,433)
Gain on transfer--license agreements and technology           --              --           228,157            --           699,813
Gain on sale of investment stock, net                         --              --              --              --           338,049
Interest and beneficial conversion expense                 (42,189)        (59,345)       (109,122)       (175,970)     (2,453,552)
Expense for stock options on services, debt                   --              --              --              --           (88,646)
Minority interests                                            --               --             --              --            (4,866)
                                                      ------------    ------------    ------------    ------------    ------------

             Loss before income taxes                     (422,153)       (269,393)       (711,695)       (573,964)    (15,347,532)

Income taxes
                                                              --              --              --              --              --

             NET LOSS                                 $   (422,153)   $   (269,393)   $   (711,695)   $   (573,964)   $(15,347,532)
                                                      ============    ============    ============    ============    ============

Loss per common share
    Basic and Diluted                                 $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)


Weighted-average common and dilutive common
   equivalent shares outstanding
    Basic and Diluted                                   30,157,163      24,344,339      29,443,409      23,885,191


                                 The accompanying notes are an integral part of these statements.



                                          Videolocity International Inc. and Subsidiaries
                                                   (A Development Stage Company)

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                 For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                                       October 31, 2004, October 31, 2005, October 31, 2006
                                             and the six months ended April 30, 2007

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



                                                           Continued


                                          Videolocity International Inc. and Subsidiaries
                                                   (A Development Stage Company)

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                 For the period May 26, 2000 (inception) through October 31, 2000 and for the years ended October 31, 2001, October 31, 2002, October 31, 2003,
                                       October 31, 2004, October 31, 2005, October 31, 2006
                                             and the six months ended April 30, 2007

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                        Additional      during the
                                                  Preferred stock             Common stock               paid-in       Development
                                               Shares         Amount        Shares         Amount        capital          Stage
                                            -----------    -----------    -----------    -----------    -----------    -----------


Balance at October 31, 2003                        --      $      --        6,346,996    $     6,347    $ 4,083,060   $(7,585,101)

Fees related to Equity Distribution Agreement      --             --             --             --         (390,000)         --

Issuance of stock options for:
                                Guarantee          --             --             --              --          69,120          --

                                 Services          --             --             --              --          46,316          --

                                     Loan          --             --             --              --         140,432          --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --          736,500            736        215,464          --

                                 Services          --             --          500,000            500         87,500          --

                                     Cash          --             --          500,000            500        224,500          --

                   Cash under Equity Line          --             --          140,746            141         37,859          --

                       Conversion of debt          --             --        6,429,056          6,429      1,580,851          --

                    Stock incentive plans          --             --          770,000            770        144,081          --

                         Legal settlement          --             --           80,000             80         22,320          --

Net loss for the year                              --             --             --               --             --    (2,157,619)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2004                        --      $      --       15,503,298    $    15,503    $ 6,261,503   $(9,742,720)

Issuance of stock options for:
                                     Loan          --             --             --              --          19,526          --

Issuance of common stock for:
    Bonus interest and extensions on debt          --             --           36,667             37          2,796          --

                   Cash under Equity Line          --             --        6,330,100          6,331        323,669          --

                       Conversion of debt          --             --        1,489,334          1,489        210,609          --

                    Stock incentive plans          --             --           48,800             49         36,551          --

                         Legal settlement          --             --           30,000             30          1,170          --

Net loss for the year                              --             --             --               --             --    (4,250,636)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2005                        --      $      --       23,438,199    $    23,439    $ 6,855,824  $(13,993,356)


Issuance of common stock for:
    Bonus interest and extensions on debt          --             --        1,822,800          1,821         45,135          --

                       Conversion of debt          --             --        2,777,778          2,778         37,222          --

                    Stock incentive plans          --             --           18,500             19         12,931          --

Net loss for the year                              --             --             --               --             --      (642,481)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2006                        --      $      --       28,057,277    $    28,057    $ 6,951,112  $(14,635,837)

Issuance of common stock for:
                       Conversion of debt          --             --        1,333,333          1,334         10,666          --

Net loss for the three months                      --             --             --               --             --      (289,542)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at January 31, 2007                        --      $      --       29,390,610    $    29,391    $ 6,961,778  $(14,925,379)

Issuance of common stock for:
                       Conversion of debt          --             --        2,424,743          2,424         15,576          --

Net loss for the three months                      --             --             --               --             --      (422,153)
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance at April 30, 2007                         --       $      --       31,815,353    $    31,815    $ 6,977,354   $(15,347,532)
                                            ===========    ===========     ==========    ===========    ===========   ============





                                     The accompanying notes are an integral part of this statement.


                                   Videolocity International Inc. and Subsidiaries
                                            (A Development Stage Company)
                              UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                            From
                                                                          For the six months ended      May 26, 2000
                                                                                  April 30,              (inception)
                                                                        ----------------------------       Through
                                                                            2007            2006       April 30, 2007
                                                                        ------------    ------------    ------------
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                         $   (711,695)   $   (573,964)   $(15,347,532)
       Adjustments to reconcile net loss to
         net cash (used in) provided by operating activities
             Minority interests                                                 --              --             4,866
             Provision for bad debts                                            --             1,091         601,091
             Write off of goodwill                                              --              --           958,628
             Gain on sale of investment stock                                   --              --          (338,049)
             Gain on transfer of license and technology                     (228,157)           --          (342,666)
             Loss on write-off of loan fees                                     --              --           100,000
             Depreciation and amortization                                     5,688          42,437         351,156
             Interest expense recognized on beneficial conversion               --              --           423,900
             Issuance of common stock under stock plans                         --            12,950         823,508
             Issuance of common stock for services                              --              --           553,832
             Issuance of common stock for interest                              --              --           556,881
             Options issued on guarantee, services, and loans                   --              --           275,394
             Issuance of common stock for legal settlement                      --              --            22,400
             Changes in assets and liabilities
                Accounts receivable                                             --              --            (1,091)
                Other assets                                                    --            22,554        (126,493)
                Accounts payable and accrued liabilities                     792,541         159,247       4,698,373
                Deferred revenue                                                --           273,647            --
                Accrued interest                                              94,107          89,793         968,851
                                                                        ------------    ------------    ------------

                  Total adjustments                                          664,179         601,719       9,530,581
                                                                        ------------    ------------    ------------

                  Net cash provided by (used in) operating activities        (47,516)         27,755      (5,816,951)
                                                                        ------------    ------------    ------------

    Net cash flows from investing activities
       Investment stock and licenses, net                                       --              --           555,791
       Increase in notes receivable                                             --              --          (600,000)
       Purchase of technology                                                   --              --          (150,000)
       Cash received on sale of technology                                    55,000            --           230,000
       Purchase of property and equipment                                       --              (514)       (165,492)
                                                                        ------------    ------------    ------------

                  Net cash provided by (used in) investing activities         55,000            (514)       (129,701)
                                                                        ------------    ------------    ------------

    Cash flows from financing activities
       Increase in notes payable                                                --              --         4,809,800
       Proceeds from lease                                                      --              --           357,000
       Cash received on equity distribution agreement                           --              --            38,000
       Payments on lease                                                        --              --          (181,554)
       Payments on notes payable                                             (20,000)        (25,000)       (100,000)
       Proceeds from issuance of common stock                                   --              --         1,024,306
                                                                        ------------    ------------    ------------

                  Net cash (used in) provided by financing activities        (20,000)        (25,000)      5,947,552
                                                                        ------------    ------------    ------------

                  Net increase (decrease) in cash                            (12,516)          2,241             900

Cash at beginning of period                                                   13,416           2,271            --
                                                                        ------------    ------------    ------------

Cash at end of period                                                   $        900    $      4,512    $        900
                                                                        ============    ============    ============

Supplemental disclosures of cash flow information

    Cash paid during the period for
       Interest                                                         $       --      $       --      $       --
       Income taxes                                                             --              --              --

                                                         (continued)

Noncash investing and financing activities

During the six months ended April 30, 2007 the Company transferred approximately $136,500 from long term obligations-capital lease to accrued liabilities to reflect lease payments made on behalf of the Company by a third party guarantor. The Company also issued 3,758,076 shares of common stock to retire $30,000 of its compensation debenture. Additionally, the Company transferred $175,000 that was recorded as accounts payable in the prior year into "other income" gain on sale of technology (Note I).









        The accompanying notes are an integral part of these statements.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The information for Videolocity International Inc. (the "Company") as of April 30, 2007 and for the three and six months ended April 30, 2007 and 2006 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. This report on Form 10-QSB for the three and six months ended April 30, 2007 should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2006. The results of operations for the three and six months ended April 30, 2007 may not be indicative of the results that may be expected for the year ending October 31, 2007.

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

At April 30, 2007, the Company was considered a development stage company as its activities had principally been related to market analysis, capital raising, development and other business planning activities and as such the Company has recorded minimal revenue from its planned principal operations.

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

NOTE E - NET EARNINGS (LOSS) PER SHARE

Basic  Earnings  (Loss) Per Share (EPS) are  calculated by dividing net earnings
(loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. All common shares with dilutive potential described in Notes J, K, M, and P are not included in the computation of diluted loss per share for periods of net loss because to do so would be anti-dilutive.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - OTHER ASSETS

At April 30, 2007, other assets consisted of the following:




         Non trade receivables                               $       1,316
         Deposits                                                   25,177
                                                             -------------

                                                             $      26,493
                                                             =============

NOTE G - PROPERTY AND EQUIPMENT

At April 30, 2007, property and equipment and estimated useful lives consist of the following:

                                                                  Amount      Years
                                                                ---------  ------------

         Equipment                                              $ 165,492       3-5
         Equipment under capital lease                            657,613       3-5
                                                                ---------
                                                                  823,105
         Less accumulated depreciation and amortization           287,646
                                                                ---------

                                                                $ 535,459
                                                                =========

NOTE H - ACCRUED LIABILITIES

At April 30, 2007, accrued liabilities consisted of the following:


         Payroll, payroll taxes, and related amounts             $  4,050,229
         Director and consultant compensation                         212,990
         Capital lease paid on Company's behalf  (Note K)             701,608
         Other                                                         15,640
                                                                 ------------

                                                                 $  4,980,467
                                                                 ============

NOTE I - SALE OF TECHNOLOGY

On December 11, 2006, the Board of Directors approved the sale of the technology that the Company had re-purchased for $150,000 during October 2006 from a previous joint venture. The sales price was set at $18,719,000 using a third party valuation of the technology when combined with a certain amount of operational capital. The purchase price was payable to the Company based on the following schedule and use of the technology assets: (i) twenty-five percent (25%) of the technical transfer fees and the first 10% of the net licensing fees derived by Purchaser in licensing of the Assets currently in development or any subsequent version thereof; (ii) ten percent 10% of the net revenues derived by Purchaser's deployment any of the technologies beginning one year after effective date of the agreement; (iii) ten percent (10%) of the net revenues from all other products or services that uses a portion or all of the Intellectual Property Technology. Further, until the purchase price is paid in full the Company holds preferred shares of the Purchaser and retains an option to convert the remaining balance of the Purchase Price to equity in Purchaser's company at fair market value not to exceed five percent (5%) of purchaser's company. The purchaser is required to remit $30,000 per month to maintain the Company's operations until the monthly installments generated through the purchaser's use of the technology is greater than $30,000 per month. In the event that the actual monthly revenues from the purchased use of the technology becomes greater than $30,000 the required installment will follow the sales price payable formula. Further, Videolocity was granted a non-exclusive right to use the intellectual properties to pursue any form of legal business to include the initial plan to deploy the products into the hospitality and residential markets. The Company has used the installment method of recording the gain on the sale of the technology as the collectability of the sales price is ultimately uncertain until the purchaser begins deploying the purchased technology which then triggers the repayment based on the agreed upon schedule. As of April 25, 2007, the Company received $230,000 toward the purchase of the technology with a remaining cost balance of approximately $148,000 and $18,489,000 of remaining sales price to be collected.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On April 25, 2007, after discussions and further negotiations with the purchaser company, the Board of Directors approved converting the remaining sales price into eight (8%) of the purchasers Company and notified the purchaser Company of its intent to do so. The following conditions were also forwarded: a) Videolocity will receive no less than $15,000 a month in financial support from the purchaser company for a period of no less than six (6) months for the payment of current legal and operational costs b) Videolocity will perform the role of a sales and marketing agent for the purchasers company and will be entitled to receive no less than ten percent (10%) of the residual revenues from any/all contracts or service agreements that use any portion of the technology that was purchased from Videolocity c) Videolocity will receive support for sales and marketing from financial institutions that the purchaser company has initiated that will fund and/or secure the contracts or service agreements that use a portion of the purchased technologies. As of April 30, 2007 Videolocity is waiting for the paperwork acknowledging the eight percent (8%) conversion and other conditions from the purchasing company. (Note R)

NOTE J - NOTES PAYABLE

At April 30, 2007 the Company has notes payable totaling $2,474,800 due to various individuals and companies including $125,000 to current related parties including Board of Directors and Management. Of the total, $370,000 is written at 12% simple interest, $1,264,800 is written at 8 % simple interest and $845,000 has no stated interest rate. Interest has been imputed from the date of issuance on all non-interest bearing notes payable. Of the total notes payable $662,800 is convertible into 4,049,921 shares of common stock at the option of the debt holder in the following amounts: $167,800 is convertible at $1.00 per share, $60,000 is convertible at $0.72 per share, $10,000 is convertible at $0.30 per share, $80,000 is convertible at $0.25 per share, $65,000 is convertible at $0.22 per share, $125,000 is convertible at $0.20 per share, $60,000 is convertible at $0.15 per share, $15,000 is convertible at $0.12 per share and $80,000 is convertible at $0.04 per share. The notes payable have maturities as follows: $50,000 matured during August 2003, $25,000 matured during November 2003, $250,000 matured during December 2006, $1,034,800 matures during December 2007, $120,000 matures during January 2008, $535,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $320,000 is due on a schedule of $10,000 per week until paid in full using advances under the Company's Standby Equity Line (Note P) and $140,000 (original $215,000) is due on a schedule of $5,000 per month until paid in full (noted below). We are currently working toward a new schedule of payment for the $320,000 due using advances under the Company's Standby Equity Line. Approximately $655,000 is past due as of April 30, 2007.

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

On April 30, 2002 the Company filed a UCC-1 financing statement, with the state of Nevada, on six Provisional Patent applications held in the name of Videolocity Technologies, Inc. in favor of certain promissory note holders totaling $1,500,000 including $235,000 to related parties at that time. During the year ended October 31, 2004, the Company converted a total of $535,000 of notes payable under the UCC-1 into common stock of the Company including $135,000 to related parties. During the year ended October 31, 2005, the Company converted $100,000 of notes payable under the UCC-1 into common stock of the Company and paid back $20,000. During the year ended October 31, 2006 the Company paid back $55,000 of UCC-1 notes payable and during the six months ended April 30, 2007, the Company paid back $20,000 of notes payable under the UCC-1. As of April 30, 2007 there remains a total of $770,000 of notes payable that were originally under the UCC-1. During the year ended October 31, 2006, while obtaining extensions on $630,000 of the UCC-1 notes, the Company received a release from "any and all security interest in debtors intellectual properties and assets to include proceeds and products of collateral" which released the UCC-1 for those signing extensions. The Company signed an agreement for the remaining $140,000 (originally $215,000) as noted below.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On February 6th, 2003 the Company received a formal notice of default regarding a $215,000 note payable under the UCC-1. During the year ended October 31, 2005, the Company received a demand notice on the $215,000 note payable. On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the $215,000 note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder. The Company has made all required payments through February 2007 totaling $75,000, and currently is two payments past due. As of April 30, 2007 the Company has $45,000 owing to fulfill it's obligation under the agreement.

NOTE K  - LONG TERM OBLIGATIONS - CAPITAL LEASE

The Company has a capital lease agreement that included approximately $658,000 in equipment and approximately $357,000 in operating capital. The lease terms require approximately $26,000 in monthly payments over a 48 month term. The lease was guaranteed by an unrelated privately held company. The privately held company was granted 1,000,000 options to purchase common stock at $0.20 per share that expired February 4, 2006. Additionally, there was a clause that if the Company's outstanding shares surpassed 20,000,000 prior to February 4, 2006, the privately held company would be granted additional options at the then current market price to purchase shares equal to 2.5 percent of the then outstanding shares of the Company. This clause also expired on February 4, 2006. Expense recognized for the period ended October 31, 2004 related to these options totaled $69,120. The equipment was recorded as equipment under capital leases. The Company has been unable to make the required payments on the lease and the guarantor has made approximately $702,000 in lease payments on behalf of the Company. The amounts paid on behalf of the Company have reduced the outstanding balance on the lease and have been recorded as accrued liabilities of the Company (Note H).

The following is a schedule by year of future minimum payments under long term obligations, together with the present value of the net payments as of April 30, 2007:

                                                        Cash
                                                   proceeds from
                                         Equipment      Lease        Total
                                        ----------   ----------   ----------
    Through April 30, 2008              $  167,096   $   88,360   $  255,456
    Through April 30, 2009                   4,272         --          4,272
    Thereafter                                --           --           --
                                        ----------   ----------   ----------

Total minimum payments                     171,368       88,360      259,728

Less amount representing interest            7,766        3,430       11,196
                                        ----------   ----------   ----------

Present value of net minimum payments      163,602       84,930      248,532

Less current portion                       159,432       84,930      244,362
                                        ----------   ----------   ----------

Long-term portion                       $    4,170   $     --     $    4,170
                                        ==========   ==========   ==========

NOTE L - INCOME TAXES

The Company has sustained net operating losses in all periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero. The increase in the valuation allowance was approximately $164,000 for the six months ended April 30, 2007 and $127,000 for the three months ended April 30, 2007.

As of April 30, 2007, the Company had net operating loss carryforwards for tax reporting purposes of approximately $10,450,000 expiring through 2027.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - STOCK INCENTIVE PLANS

The Company has had two share-based compensation plans and, in addition, has approved and issued stock outside the plans as described below.

On October 1, 2000 the Company established a stock incentive plan to attract and retain qualified key employees. The Company reserved 1,000,000 common shares that can be issued under the plan. Awards made under the plan are issued in units with each unit being convertible into one share of common stock at the option of the holder. The plan units vest, generally, over three years as specified in each individual grant. The individual units are issued with a strike price of $0.00. Accordingly, compensation expense is incurred by the Company over the vesting periods and is calculated using the stock price on the grant date times the number of shares vesting. Through April 30, 2007, the Company has granted 998,384 plan units of which 998,384 units have vested and have been exercised under the plan.

On March 26, 2002 the Company filed an additional stock option and stock award plan. The purpose of the plan is to enable the Company to attract and retain qualified persons to serve as officers, directors, key employees and consultants of the Company, and to align the financial interests of these persons with those of its shareholders by providing those officers, directors, key employees and consultants with a proprietary interest in the Company's performance and progress through the award of stock options, appreciation rights or stock awards from time to time. The plan shall remain in effect for a period of five years or until amended or terminated by action of the Board. The termination of the Plan shall not affect any outstanding awards made under the Plan. The maximum number of shares of Common Stock, which may be issued pursuant to the Plan is 500,000. The plan expired on March 26, 2007 and through that date the Company has granted and issued a total of 467,855 shares under the Plan.

The Restated Articles of Incorporation, approved by a majority of the stockholders on November 15, 2000, authorizes the Board of Directors to issue, from time to time, without any vote or other action by the stockholders, any or all shares of the Corporation of any class at any time authorized, and any securities convertible into or exchangeable for such shares, in each case to such persons and for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine, provided that the consideration for the issuance of shares of stock of the corporation having par value shall not be less than such par value. Pursuant to the Articles of Incorporation, during December 2003, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 9,200,000 options to purchase Company common stock outside of the plans to employees and directors that vested at various times through FY 2004. During the year ended October 31, 2005, as an incentive, and to retain current key individuals, the Board of Directors approved a total of 2,000,000 options to purchase Company common stock outside of the plans to employees that vested at various times through February 2006. The Board of Directors has also approved the issuance of restricted stock grants as noted below.

Prior to February 1, 2006, we accounted for our stock option and incentive plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, compensation costs for stock options were measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) as of February 1, 2006 which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. This Standard applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Under the Standard, the cumulative effect of initially applying the Statement, if any, is recognized as of the required effective date and requires that all public entities that used the fair-value-based method of either recognition or disclosure under Statement 123 apply this Statement using a modified version of prospective application. This transition method requires that compensation cost be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123. During March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") providing supplemental guidance for the implementation of Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R). We adopted Statement 123(R) using the modified prospective transition method. In accordance with that method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R). Share-based compensation expense recognized during 2006 under Statement 123(R) would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006 of which the Company had none, and
(b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The following amounts were recognized in our consolidated statement of operations for share-based compensation for the three months ended April 30:

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Three Months Ended
                                                                       April 30,
                                                           ---------------------------------
                                                                2007               2006
                                                           ---------------     -------------
    Compensation Cost:
     Stock options                                          $        --       $        --
     Restricted stock                                              59,825              --
                                                           ---------------     -------------

     Total share based compensation expense                 $      59,825       $      --
                                                           ===============     =============


     Compensation expense per share:                        $        0.01       $     0.00

We did not receive cash from stock option exercises for the three months ended April 30, 2007 and 2006. Statement 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the three months ended April 30, 2007 included non-cash compensation expense of $59,825 related to non-vested shares (restricted stock).

Pro Forma Information under Statement 123

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plan for the three months ended April 30, 2007. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton option-pricing formula at date of grant and amortized to expense over the options' vesting periods.

                                                                                           Three Months          Three  Months
                                                                                               Ended                 Ended
                                                                                           April 30, 2007        April 30, 2006
                                                                                         ------------------   -------------------
     Net loss, as reported                                                                 $      (422,153)      $      (269,393)
     Add: stock based employee compensation expense included in reported net loss                   59,825                  --
     Less: stock based employee compensation expense determined under fair value
           method,  net of related tax effects                                                     (59,825)                 --
                                                                                         ------------------   -------------------

     Net loss, pro forma                                                                    $     (422,153)      $      (269,393)
                                                                                         ==================   ===================


     Loss per share (basic and diluted)
     As reported                                                                            $        (0.01)      $         (0.01)
     Pro forma                                                                                       (0.01)                (0.01)

Stock Option Valuation and Expense Information under Statement 123(R)

During the three months ended April 30, 2007 and 2006 we did not grant stock options. As such, we did not value stock options during those periods. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of Statement 123(R), we accounted for forfeitures as they occurred for the purposes of our pro forma information under Statement 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the quarter ended April 30 are set forth in the table below.

                                                                                                 April 30,        April 30,
                                                                                                   2007              2006
                                                                                                ------------     ------------
      Weighted average fair value of options granted                                              $  0.00           $   0.00

      Dividend yield                                                                                  0.0%              0.0%
      Weighted average risk-free interest                                                             0.0%              0.0%
      Weighted average expected volatility                                                            0.0%              0.0%
      Weighted average expected life - employee                                                       --                --
      Weighted average expected life - non-employee director                                          --                --

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes stock option activity for the period May 26, 2000 (inception) through April 30, 2007:


                                                                         Shares            Weighted-average
                                                                                            exercise price
---------------------------------------------------------------  -----------------------  -------------------
Outstanding at May 26, 2000 (inception)                                  --                  $       --
  Granted                                                                --                  $       --
  Exercised                                                              --                  $       --
  Forfeited                                                              --                  $       --
---------------------------------------------------------------  -----------------------  -------------------

Outstanding at October 31, 2000                                            --                $       --
  Granted                                                             490,833                $        1.13
  Exercised                                                            (5,000)               $        1.00
  Forfeited                                                                --                $       --
---------------------------------------------------------------  -----------------------  -------------------

Outstanding at October 31, 2001                                       485,833                $        1.14
  Granted                                                             185,400                $        1.08
  Exercised                                                           (36,684)               $        1.35
  Forfeited                                                          (416,249)               $        1.01
---------------------------------------------------------------  -----------------------  -------------------

Outstanding at October 31, 2002                                       218,300                $        1.30
                                                                 -----------------------
  Granted                                                                --                  $        --
  Exercised                                                          (119,400)               $        1.45
  Forfeited                                                            (4,200)               $        1.40
---------------------------------------------------------------  -----------------------  -------------------

Outstanding at October 31, 2003                                        94,700                $        1.04
  Granted                                                           9,955,000                $        0.13
  Exercised                                                          (770,000)               $        0.19
  Forfeited                                                            (2,400)               $        1.50
---------------------------------------------------------------  -----------------------  -------------------

Outstanding at October 31, 2004                                     9,277,300                $        0.14
  Granted                                                           2,020,000                         0.09
  Exercised                                                           (48,800)                        0.75
  Forfeited                                                              --                              -
---------------------------------------------------------------  -----------------------  -------------------

Outstanding at October 31, 2005                                    11,248,500                $        0.12
  Granted                                                                --                           --
  Exercised                                                           (18,500)                        0.70
  Forfeited                                                          (30,000)                       (0.30)
---------------------------------------------------------------  -----------------------  -------------------

Outstanding at October 31, 2006                                    11,200,000                $        0.12
  Granted                                                                --                           --
  Exercised                                                              --                           --
  Forfeited                                                              --                           --
---------------------------------------------------------------  -----------------------  -------------------

Outstanding at April 30, 2007                                      11,200,000                $        0.12


Exercisable at  April 30, 2007                                     11,200,000                $        0.12
---------------------------------------------------------------  -----------------------  -------------------



                                                                  Weighted Average            Weighted Average
        Range of Exercise                   Number             Remaining Contractual             Exercise Price
            Prices                Outstanding / Exercisable          Life (Years)          Outstanding / Exercisable
                                 -------------------------         ------------             -------------------------
         $0.00 to 0.10               2,000,000 / 2,000,000              8.05                     $0.09 / $0.09
         $0.11 to 0.20               9,200,000 / 9,200,000              6.85                     $0.13 / $0.13
                                        ------  ------                  ----                      ----  ----
                                    11,200,000 /11,200,000              7.07                     $0.12 / $0.12

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's aggregate intrinsic value of stock options represents the difference between the closing stock price on April 30, 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on April 30, 2007. Accordingly, the intrinsic value of options at April 30, 2007 is $0.00 because the Company does not have any in the money options as of that date. The remaining outstanding share options expire in 2013 though 2015.

Non-Vested Shares (Restricted Stock)

Certain officers, directors and key employees have been awarded non-vested shares (restricted stock). Vesting applicable to non-vested shares (restricted stock) lapse based either on performance or service standards as determined by the Board of Directors. During the year ended October 31, 2005 as an incentive and to retain key individuals the Board of Directors approved 2,000,000 shares that vested quarterly through the first quarter of FY 2006. During the year ended October 31, 2006 as an incentive and to retain key individuals, the Board of Directors approved 6,650,000 shares that vest quarterly through the second quarter of 2007 (March 2007). During February 2007 the Board of Directors approved 2,000,000 shares to officers as consideration for continued performance to the Company while not being paid for significant time periods and continually paying operational expenses of the Company. The Board of directors also approved 4,000,000 shares of restricted stock as an incentive to retain key personnel. The fair value of the non-vested shares is equal to the fair market value on the date of grant and is amortized ratably over the vesting period

A summary of the status of non-vested shares (restricted stock) and changes as of April 30, 2007 is set forth below:

                                                                                                  Weighted
                                                                                                  Average
                                                                           Non-vested            Grant-date
                                                                             Shares              Fair Value
                                                                        --------------          -------------
      Non-vested shares outstanding, beginning of period                  1,108,333             $  0.01
      Granted                                                             6,000,000                0.01
      Vested                                                              7,108,333                0.01
      Forfeited/canceled                                                       --                  --
                                                                        --------------

      Non-vested shares outstanding, end of period                             --             $    --
                                                                        ==============



Unrecognized Compensation Expense

As of April 30, 2007 unrecorded compensation costs related to awards issued under the Company's various share-based compensation arrangements are as follows:


                                                                                             Weighted average
                                                                           April 30,        recognition period
                                                                              2007               (months)
                                                                         ---------------   ---------------------
     Unrecognized compensation cost:
     Stock options, net of expected forfeitures                           $      --                  --
     Non-vested shares (restricted stock) -- time based vesting                  --                  --
                                                                         ---------------

     Total unrecognized compensation cost                                 $      --                  --

NOTE N - COMMITMENTS AND CONTINGENCIES

The Company is engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

NOTE O - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of April 30, 2007 the Company has 8% notes payable to current directors, and officers totaling $125,000. The Company has accounts payable totaling approximately $47,000 due to a former director at April 30, 2007. As of April 30, 2007 executive officers and directors of the Company own approximately 3% of the outstanding stock.

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - STANDBY EQUITY DISTRIBUTION AGREEMENT AND COMPENSATION DEBENTURE

During May 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a New Jersey-based domestic investment fund. Pursuant to the terms of the funding agreement with Cornell Capital, Videolocity had the right, but not the obligation, to require Cornell Capital to purchase shares of the Company's common stock in amounts up to $350,000 per drawdown and up to $1 million per month to a maximum of $20 million over the 24 months following the effective date. The equity drawdowns were entirely at Videolocity's discretion and the agreement did not require minimum drawdowns. The effective date of the agreement was the date that the Securities and Exchange Commission first declared a registration statement effective registering the resale of the securities. The drawdowns were subject to an effective registration statement with the United States Securities and Exchange Commission covering the resale of the shares. The Company filed an SB-2 on July 9, 2004 to register 19,314,099 shares of common stock and the SB-2 was declared effective by the Securities and Exchange Commission on July 22, 2004. As of April 30, 2007, the Company has issued 140,746 shares to Cornell and received $38,000 under the agreement.

As consideration for Cornell to enter into the agreement, the Company issued a $390,000, 5% convertible debenture. The principal and interest are due during May 2007. At the Company's option, the principal and interest due can be repaid or converted to common stock at a rate of 250% of the current closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P. or 100% of the lowest closing bid price of the Company's common stock for the three trading days immediately preceding the conversion date. At the holder's option, they may convert to the Company's stock until paid in full. The Company may redeem all or a portion of the outstanding principal at a redemption price of 120% multiplied by the portion of the principal sum being redeemed plus any accrued and unpaid interest. Through April 30, 2007, the holder has converted $100,000 of the debenture balance into 7,279,756 shares of the Company's common stock. The balance of the compensation debenture as of April 30, 2007 totals $290,000.

The Company placed 10,000,000 of the registered shares into escrow to facilitate drawdowns and the repayment of a $400,000 note payable due to Cornell Capital Partners LP (Note J) and through April 30, 2007 has issued 6,330,100 shares under the Standby Equity Distribution Agreement using the proceeds to repay $330,000 of the note. The balance of the note at April 30, 2007 totals $70,000. The Company placed another 5,000,000 of the registered shares into escrow to facilitate repayment of a second note payable due to Cornell Capital Partners LP totaling $250,000. The repayment of this loan begins subsequent to the completion of payments under the first note. The Company has not issued any shares in repayment of the second note. The Company has had discussions and correspondence with Cornell regarding setting up a new payment schedule but has not worked the schedule out through April 30, 2007. Those shares not issued under drawdowns or as repayment on the loans will be returned to the Company. As of April 30, 2007, the Company has 8,669,900 shares that remain in escrow (15,000,000 held in escrow less 6,330,100 shares issued). The shares held in escrow are not included in the Company's outstanding shares.

During August 2006 we received a formal demand letter from Cornell Capital regarding repayment of the two notes payable originally totaling $650,000 with a remaining balance of $320,000. The demand letter and subsequent correspondence demanded repayment of the notes on or before September 8, 2006. We have had conversations and correspondence with Cornell regarding setting up a new payment schedule to resolve this demand and as of April 30, 2007 have not reached an agreement (Note R).

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

                 Videolocity International Inc. and Subsidiaries
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R - SUBSEQUENT EVENTS

Notes Payable and Compensation Debenture

Our notes payable have maturities as follows: $50,000 matured during August 2003, $25,000 matured during November 2003, $250,000 matured during December 2006, $1,034,800 matures during December 2007, $120,000 matures during January 2008, $535,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $320,000 is due on a schedule of $10,000 per week until paid in full using advances under the Company's Standby Equity Line and $140,000 (original $215,000) is due on a set schedule of $5,000 per month until paid in full. Approximately $655,000 remains past due as of June 15 2007. Additionally, the Company's compensation debenture totaling $290,000 due during May 2007 is past due.

Technology

The Company forwarded its intent to convert its receivable from the technology purchaser (Note I) into an equity position of the purchaser but to date has not received notification of the completed transaction.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Forward-Looking Information

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," "should, " anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of our business and acceptance of our products and services; (iii) volatility of the stock market, particularly within the technology sector; and (iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

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

Significant Events

Technology

On December 11, 2006 the Board of Directors approved the sale of the technology that the Company had repurchased from a joint venture during October 2006. We repurchased the technology from the joint venture for $150,000.

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

The sales price was set at $18,719,000 using a third party valuation of the technology's value when combined with a certain amount of operational capital. The sales price is payable to Videolocity based on the following schedule and use of the technology assets: (i) twenty-five percent (25%) of the technical transfer fees and the first 10% of the net licensing fees derived by Purchaser in licensing of the Assets currently in development or any subsequent version thereof; (ii) ten percent 10% of the net revenues derived by Purchaser's deployment of any of the technologies beginning one year after effective date of the agreement; (iii) ten percent (10%) of the net revenues from all other products or services that uses a portion or all of the Intellectual Property Technology. Further, until the purchase price is paid in full the Company holds preferred shares of the Purchaser and retains an option to convert the remaining balance of the Purchase Price to equity in Purchaser's company at fair market value not to exceed five percent (5%) of purchaser's company. The purchaser is required to remit $30,000 per month to maintain our operations until the monthly installments generated through the purchaser's use of the technology is greater than $30,000 per month. In the event that the actual monthly revenues from the purchased use of the technology becomes greater than $30,000 the required installment will follow the sales price payable formula. Further, the Company was granted a non-exclusive right to use the intellectual properties to pursue any form of legal business to include the initial plan to deploy the products into the hospitality and residential markets. We retained the rights to use the intellectual properties and any future enhancements thereof for the purpose of pursuing any and all legal forms of business. These rights will allow us to pursue existing business opportunities that we have previously developed and in the event that we generate revenues from the use of the intellectual properties we will remit back to the purchasing company that now holds the ownership of the intellectual properties. The terms of these rights include the right to a non-exclusive license for the business pursuit of Videolocity. In the event that we use any of the technologies that are covered by the sale agreement, we agree to pay the purchaser on a per unit, lump sum, or other mutually agreeable basis at a mutually agreed upon rate not to exceed the then usual and customary rate applicable to such products at that time. However, in no circumstance will the amount be greater than rates that the purchaser would have to pay seller under terms of the agreement.

EMCI formed a company, Summit Media Group LLC (SMG), to begin marketing and further developing the digital entertainment system and other uses of the technology. EMCI named our CEO and the principle of EMCI as co-managers of that Company. Subsequently, our CFO was named CFO of that entity. Although EMCI's financial partners objected to the dual roles that the CEO and CFO would hold in Videolocity and SMG. the principles of both EMCI and the management of Videolocity believed it to be a requirement to protect each company's interests. Subsequently both the CEO and CFO were authorized to perform the respective functions for both companies. The CEO and CFO had deferred their salaries for Videolocity for long periods of time and the intent was that in the future they would be compensated independently by both companies. Both the CEO and CFO will be non controlling equity members of the new company started by EMCI.

As of October 31, 2006 the $150,000 used to purchase the technology from the previous joint venture was reported in our financial statements as an asset "technology" and an additional amount borrowed from EMCI to repurchase the technology and to retain legal counsel totaling $175,000 was included within accounts payable reflecting the short term nature and the reality that at that time a note had not been signed as our CEO had provided a personal guarantee. During the three months ended January 31, 2007, the sales transaction was completed and the Company recorded the amounts owed to EMCI and/or SMG as gain on sale of technology and also recorded subsequent amounts received as gain on sale of technology. We have used the installment method of recording the revenue from the sale of the technology as the collectibility of the sales price is ultimately uncertain until the purchaser begins deploying the purchased technology which then triggers the repayment based on the agreed upon schedule. As of April 25, 2007, the Company has received $230,000 toward the purchase of the technology with a remaining cost balance of approximately $148,000 and $18,489,000 of remaining sales price to be collected.

On April 25, 2007, after discussions and renegotiations with SMG, the Board of Directors approved converting the remaining sales price into eight (8%) of the purchasers Company and notified SMG of its intent to do so. The following conditions were also forwarded: a) Videolocity will receive no less than $15,000 a month in financial support from SMG for a period of no less than six (6) months for the payment of current legal and operational costs b) Videolocity will perform the role of a sales and marketing agent for the purchasers company and will be entitled to receive no less than ten percent (10%) of the residual revenues from any/all contracts or service agreements that use any portion of the technology that was purchased from Videolocity c) Videolocity will receive support for sales and marketing from financial institutions that SMG initiated that will fund and/or secure the contracts or service agreements that use a portion of the purchased technologies. We are currently waiting for the paperwork acknowledging the eight percent (8%) conversion and other conditions from the purchasing company.

Officer

Effective May 1, 2007 our President/CEO, Robert Holt resigned from the Company and has moved on to other opportunities. Dan Driscoll the Chairman of the Board of Directors will serve as Acting President/CEO.

Operations

As our primary focus is on technology, our current business strategy is to continue with development of new technologies as well as researching and developing enhancements and interfaces that will further enable us to use technologies that we have previously developed into additional markets. Although we sold our previously developed technologies we maintain a license to use the technologies and with the conversion of our receivable into equity of Summit Media we will also become a sales agent for Summit Media which will further our plan to market the digital entertainment system we developed. Summit Media will provide banking relationships that will provide the financing for the systems that we sell. We also intend to explore additional products that we can produce using those core technologies, as well as, research and development of additional new technologies. Over the prior few years we have marketed the digital entertainment system we developed to individual hotels, hotel chains, wireless carriers, and many other potential customers. The system was readily accepted, however, our ability to survive and support the sale and deployment with our limited capital was always a concern of potential customers. With the sale of the technologies and while maintaining license and sales agreements to the technologies we now believe that we will begin to receive the cash that will allow us to re-focus on development and also begin to market the products again. We plan on marketing the products to potential customers we have previously worked with. There are several groups that we have maintained contact that need a system for their respective businesses. Although we have very limited capital currently, we believe we will begin to receive the necessary capital from our sales of the digital entertainment system product. We plan to market the products to a variety of markets including hospitality, healthcare, residential, security and corporate training with currently developed technologies. We may need to, in some cases, modify interfaces and develop additional systems to be able to use the core technologies in new markets or for new uses. We will continue to explore additional technological development and market opportunities.

We have significantly minimized our staffing and other operational requirements until we begin to realize cash from the sale of the digital entertainment system product. We are operating as efficiently as we can with fewer full time employees until we have additional capital to increase our operations.

Once we begin to realize the cash from the sales of the product we also plan to seek additional capital through debt and equity financing that will increase our ability to aggressively begin our plan of operation. Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.

The digital entertainment system is ready for immediate deployment, although we need to obtain capital, either long-term debt or equity, to continue the implementation of our overall business plan. As of the date hereof, we have an agreement in place that we will receive advances from the purchaser of the technology of $30,000 per month until the conversion into equity occurs at which time the amount will be $15,000 per month for six months. We will then receive no less than ten (10%) of all the residual revenues we generate. To aggressively go after potential customers that we have a relationship with will take additional cash and if successful in obtaining contracts will take additional capital to deploy the entertainment systems. We believe this deployment capital will be available through arrangements made through SMG for individual deployments. We have no assurance that we will be able to obtain the capital necessary to continue operations, enabling us to continue the execution of our business plan.

We intend to use our limited existing capital, together with support and revenues generated from sales of the digital entertainment system, as well as, proceeds from prospective future financings, to continue marketing and deployment of the digital entertainment system. Although we are currently operating as minimally as possible until we have additional capital, management estimates that to move forward with our planned operations we will incur expenses during the next twelve months of approximately $2.6 million, consisting of $1.5 million in payroll, payroll taxes, employee health insurance and other related employee costs, $80,000 for office rent, utilities, and related costs, $320,000 for marketing and related expenses, and $300,000 for general and administrative expenses including legal and accounting fees. Research and development expenses are estimated to be a minimum of approximately $400,000 during the next twelve months. These expenses will be directed at development of additional usages of the core technologies into new products for additional revenue streams and integration of the core technologies and products into additional markets. We will also incur substantial additional costs in connection with the deployment of the digital entertainment system. Management estimates that such costs will be a minimum of $4 to $5 million which we believe will be available from banking arrangements through SMG. We also have accrued liabilities, accounts payable, and notes payable that will require capital to begin to retire. As we receive capital from sale of the entertainment system we will begin to address these debts.

We can not give assurance that we will be able to secure additional funding on favorable terms to us, or otherwise. We have had a Standby Equity Distribution Agreement with Cornell Capital, which has been used to maintain operations during prior periods; however, the agreement expired during July 2006.

Currently, we do not intend to sell any hardware or software. It is anticipated that we will sell the use of system equipment and realize a sales commission as a percentage of the revenue stream created by the end users. Presently, we do not anticipate any significant purchase or sale of plant or equipment. Additionally, we do not anticipate the addition of large numbers of employees because our business model calls for outsourcing any and all functions that would be directly related to the number of deployments.

Liquidity and Capital Resources

During the three months ended April 30, 2007, our total current assets decreased approximately $26,000 and total assets decreased approximately $28,000 from approximately $739,000 to approximately $711,000. The decrease in current assets during the quarter is primarily due to the decrease in cash of approximately $26,000 that was used for operational purposes. The decrease in total assets is primarily due to the use of cash for operational purposes. We have minimized all corporate activities and operations until we have finalized agreements with new funding sources and are able to continue our operational plan.

During the six months ended April 30, 2007, our total current assets decreased approximately $13,000. The net decrease was primarily from an inflow of cash of approximately $55,000 received from the sale of our technology offset by use of that cash for operational purposes. During the six months ended April 30, 2007, total assets decreased approximately $20,000 primarily due to maintaining operations and the use of cash for operations.

During the three months ended April 30, 2007, total current liabilities increased from approximately $7,929,000 to approximately $8,640,000, an increase of approximately $711,000. There are several factors that contributed to this net increase in current liabilities during the period including an increase in accrued liabilities totaling approximately $432,000 primarily from officers not being paid all of their salary and officers not taking salary during the period, combined with an accrual to account for an additional liability for payments made on our behalf on our lease by our third party guarantor. There was approximately a $290,000 increase to current liabilities from the transfer of a compensation debenture from long term liabilities to short term during the period.

During the six months ended April 30, 2007, total current liabilities increased from approximately $6,452,000 to approximately $8,640,000, an approximate $2,188,000 increase. There are several significant factors that contributed to this net increase in current liabilities during the period including a transfer of approximately $1,375,000 in notes payable from long term notes payable to short term liabilities to reflect the underlying contracted terms and approximately $939,000 increase in accrued liabilities from officers not receiving or not receiving all of their salaries, additional liability accrued to account for a third party guarantor making payments on our lease. We also have accrued approximately $94,000 of accrued interest during the period on our debt. All of the increases to liabilities for the six months ended April 30, 2007 were offset by an approximate $185,000 decrease to accounts payable.

Results of Operations

To date, we have been primarily a development stage company and have realized revenues from one installation of the technologies we developed. During the three months ended April 30, 2007 we did not realize revenues from our intended operations.

For the three months ended April 30, 2007, operational expenses increased approximately $170,000, or approximately eighty-one percent, as compared to the three months ended April 30, 2006. This is attributed primarily to the board of directors approving a one time cash bonus of approximately $100,000 and a one time restricted stock bonus that increased compensation expenses by approximately $27,000. The remaining increase is primarily due to normal compensation expenses for existing employees. Other than the payroll expenses noted above, we had decreases in most operational expenses during the three months ended April 30, 2007 as compared to the similar period in the prior year including, technology development consulting of approximately $6,000, depreciation of approximately $4,000,and other of approximately $7,000. We still are maintaining a strong effort to minimize all expenses possible until we have secured additional funding and can continue with our business plan and normal operations. During the three months ended April 30, 2007, non operating expenses decreased approximately $17,000 as compared to the three months ended April 30, 2006 primarily resulting from the decrease of interest expense as the prior comparable period included bonus interest on some debt. The overall increase in net losses for the three months ended April 30, 2007 as compared to April 30, 2006 of approximately $153,000 or fifty-seven percent is primarily the result of the operational differences noted above.

For the six months ended April 30, 2007, operational expenses increased approximately $432,000, or approximately 51 percent, as compared to the six months ended April 30, 2006. This is attributed primarily to an increase in salaries and other payroll expenses of approximately $529,000 as well as decreases in most other operational expenses during the period. Payroll expenses increased substantially as compared to the prior period primarily from the Board of Directors approving additional compensation in the form of bonuses during the six months ended April 30, 2007 to officers that have not been paid salary or not their total salary for months on end. These bonuses increased the payroll expenses by approximately $490,000 and were made up between cash and restricted stock awards. These amounts were accrued as we currently do not have the cash to pay the approved bonuses. We had decreases in most operational expenses as a result of not having the operating capital to conduct certain activities including technology development expenses of approximately $22,000, professional fees of approximately $18,000, rent and utilities of approximately $14,000, depreciation of approximately $37,000 and other of approximately $9,466. During the six months ended April 30, 2007, non operating expenses decreased approximately $67,000 as compared to the six months ended April 30, 2006 primarily resulting from differences in interest expense and bonus interest given in the prior year. For the six months ended April 30, 2007 we also incurred a gain on the sale of technology of approximately $228,000 which offset non operational expenses. As the result of these factors, total net loss increased by approximately $138,000 or twenty-four percent for the six months ended April 30, 2007 as compared to the six months ended April 30, 2006.

Our plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.

Net Operating Loss

As of April 30, 2007, we have, together with our subsidiaries, accumulated a net operating loss carryforward of approximately $10,450,000, with an operating loss tax benefit of approximately $3,895,000. No tax benefit has been recorded in the financial statements because the tax benefit has been fully offset by a valuation reserve as the realization of the future tax benefit cannot be established. The net operating loss will expire through 2027.

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

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during our first or second fiscal quarters that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended April 30, 2007, we issued an aggregate of 2,424,743 shares of common stock all of which were issued toward an agreement for the conversion of a compensation debenture. The shares were issued in a private transaction in reliance upon the exemptions provided by Sections 4(2) and 3(a)(9) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

During August 2006 we received a formal demand letter from Cornell Capital regarding repayment of the two notes payable to Cornell Capital originally totaling $650,000 with a remaining balance of $320,000. The demand letter and subsequent correspondence demanded repayment of the notes on or before September 8, 2006. We have been in conversations and correspondence with Cornell regarding setting up a new payment schedule to resolve this demand. To date, a new payment schedule has not been worked out. As of the date hereof, the $290,000 compensation debenture is past due.

On  February  6, 2003 we  received  a formal  notice of default  from  ISOZ,  LC regarding our $215,000 in notes payable to ISOZ, LC. On March 29, 2005 the Company received a demand letter regarding the $215,000 in notes payable to ISOZ, LC. On October 19, 2005, the Company's attorney received notification that a default judgment was filed with the third district court on June 21, 2005 totaling approximately $318,000 including principal, accrued interest, and legal fees, together with interest from that date until paid in full regarding the note payable. Prior to October 19, 2005 the Company was unaware of the judgment and did not have knowledge that a complaint had been filed because the Company had not been served. Accordingly, being unaware of the complaint the Company did not respond. On November 30, 2005, with an addendum signed on December 5, 2005, the Company and the note holder reached an agreement to settle the note payable, in total, with twenty four monthly payments of $5,000 per month beginning January 5, 2006 and ending on December 5, 2007 for the aggregate amount of $120,000. The note holder has agreed to stay any actions to enforce or collect upon the judgment during the repayment term. At any time the Company fails to meet its required payment, the note holder will have the right to proceed with all legal remedies to collect upon and satisfy the judgment and note payable. The Company has the right to prepay all or a portion of the total at its discretion. The settlement agreement also provided that the Company release the note holder, ISOZ, LC, and its employees, agents, representatives and affiliates and assigns, from any and all actions, judgments, claims or causes of action and from any claim or allegation previously made by the Company against the note holder. Through February 2007, the Company has made all required payments under the agreement totaling $75,000 and is currently delinquent $15,000 out of a total remaining balance of $45,000.

Our notes payable have maturities as follows: $50,000 matured during August 2003, $25,000 matured during November 2003, $250,000 matured during December 2006, $1,034,800 matures during December 2007, $120,000 matures during January 2008, $535,000 is callable on demand when the Company has secured between $1 million and $5 million in new debt or equity funding, $320,000 is due on a schedule of $10,000 per week until paid in full using advances under the Company's Standby Equity Line and $140,000 (original $215,000) is due on a set schedule of $5,000 per month until paid in full. As of the date hereof approximately $650,000 is past.

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


Exhibit  31.1       Certification   of  CEO  Pursuant  to  Section  302  of  the
                    Sarbanes-Oxley Act of 2002

Exhibit  31.2       Certification  of Principal  Accounting  Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

This Item is not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         VIDEOLOCITY INTERNATIONAL, INC.





BY:  /S/  DAN DRISCOLL
     ------------------------------------
          DAN DRISCOLL
          Chairman
          Date: June 19, 2007

BY:  /S/  CORTNEY TAYLOR
          Principal Accounting Officer
          Date: June 19, 2007